Form 10-Q
period 1996-06-30
CHINA CONTAINER HOLDINGS LTD
filed 1997-11-07
CIK 946902

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

     Commission file number   000-28358
                           ____________________


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE
     ACT OF 1934

     For the transition period from
                                    _____________ to ______________


                       CHINA CONTAINER HOLDINGS LIMITED
            (Exact Name of Registrant as Specified in Its Charter)

         NEVADA                                     11-2243727
(State or Other Jurisdiction              (IRS Employer Identification No.)
of Incorporation or Organization)

61, EAST GARDEN ROAD, YANGZHOU, JIANGSU, CHINA 225003
(Address of principal executive offices)

Registrant's Telephone Number, Including area code, (212) 629-7378


          Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ________ No _________

          Indicate the number of shares outstanding of each of the issue's class of common stock, as of the latest practical date.

          Common stock $0.001 par value; 25,000,273 shares outstanding at June 30, 1996.

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


               CHINA CONTAINER HOLDINGS LIMITED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996
               (Amounts in thousands, except for per share data)


                                              Three months ended June 30    Six months ended June 30
                                                     (Unaudited)                  (Unaudited)
                                             ----------------------------  --------------------------

                                                 1996           1995           1996          1995
                                                  US$            US$           US$           US$

NET SALES                                          42,124         29,786        66,317        48,569

COST OF SALES                                    ( 35,774)      ( 26,619)     ( 55,529)     ( 41,808)

SELLING AND ADMINISTRATIVE EXPENSES              (    930)      (  1,227)     (  2,151)     (  2,115)

FINANCIAL EXPENSES, NET                          (    858)      (    428)     (  1,332)     (  1,162)

OTHER INCOME/(EXPENSES), NET                           (5)           416            11           358



REORGANIZATION EXPENSES                                 -       (  2,055)            -      (  2,055)
                                                 --------       --------      --------      --------

INCOME BEFORE INCOME TAXES                          4,557           (127)        7,316         1,787

INCOME TAXES                                      (   315)      (    160)     (    561)     (    390)
                                                 --------       --------      --------      --------

                                                    4,242           (287)        6,755         1,397

SHARE OF NET INCOME/(LOSSES) OF ASSOCIATED             43       (    320)     (     15)     (    353)
 COMPANIES                                       --------       --------      --------      --------

INCOME BEFORE MINORITY INTERESTS                    4,285           (607)        6,740         1,044

MINORITY INTERESTS                               (  1,600)      (    290)     (  2,367)     (    620)
                                                 --------       --------      --------      --------

NET INCOME/(LOSS)                                   2,685       (    897)        4,373           424
                                                 ========       ========      ========      ========

NET INCOME/(LOSS) PER COMMON SHARE                   0.11        (  0.04)         0.17          0.02
                                                 ========       ========      ========      ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES           25,000         25,000        25,000        25,000
 OUTSTANDING                                     ========       ========      ========      ========




The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               CHINA CONTAINER HOLDINGS LIMITED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   AS OF DECEMBER 31, 1995 AND JUNE 30, 1996
                             (Amounts in thousands)



                                                                                     June 30            December 31
                                                                                   (unaudited)          (audited)
                                                                   Note             (Note 1)
                                                                               -------------------  -------------------
                                                                                      1996                 1995
                                                                                       US$                  US$

ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                              991                7,431
Accounts receivable                                                                 31,258                7,642
Deposits and other receivables                                                       5,750                9,996
Inventories                                                                 4       31,452               21,605
Deferred income taxes                                                                   84                   84
Amount due from associated companies                                                   903                1,234
Amount due from related companies                                                    6,047                3,757
                                                                                    ------               ------
TOTAL CURRENT ASSETS                                                                76,485               51,749
INTANGIBLE ASSETS                                                                    1,639                  499
FIXED ASSETS                                                                        14,819                6,335
CONSTRUCTION IN PROGRESS                                                            10,139                5,325
INTERESTS IN ASSOCIATED COMPANIES                                                    2,869                5,826
AMOUNTS DUE FROM RELATED COMPANIES                                                     300                  670

OTHER ASSETS                                                                           310                  901
                                                                                    ------               ------
TOTAL ASSETS                                                                        06,561               71,305
                                                                                    ======               ======



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               CHINA CONTAINER HOLDINGS LIMITED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   AS OF DECEMBER 31, 1995 AND JUNE 30, 1996
                             (Amounts in thousands)


                                                                                         June 30            December 31
                                                                                        (audited)           (audited)
                                                                                        (Note 1)
                                                                                   -------------------  -------------------

                                                                                          1996                 1995
                                                                                           US$                  US$

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans and overdrafts                                                               70,831               48,175
Accounts payable                                                                         4,612                3,705
Accrued liabilities and other payables                                                   2,907                1,803
Income taxes payable                                                                       311                  274
Deferred income taxes                                                                      103                    0
Amount due to a related company                                                              -                2,630
Amount due to associated companies                                                       3,315                    -
                                                                                        ------               ------


                                                                                        82,079               56,587
TOTAL CURRENT LIABILITIES
MINORITY INTERESTS                                                                       8,370                3,060
                                                                                        ------               ------
                                                                                        90,449               59,647
TOTAL LIABILITIES                                                                       ------               ------

SHAREHOLDERS' EQUITY
Paid-up capital - shares of 100,000,000 common                                              25                   25
   stock of US$0.001 each and 5,000,000 preferred stock of US$0.01 each authorized; shares 25,000,273 common stock of US$0.001 each outstanding
Additional paid-in capital                                                               4,683                4,683
Reserves                                                                                 5,879                5,879
Retained earnings                                                                        5,525                1,181
Currency translation adjustments                                                             -             (    110)
                                                                                        ------               ------


TOTAL SHAREHOLDERS' EQUITY                                                              16,112               11,658
                                                                                        ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              06,561               71,305
                                                                                        ======               ======




The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               CHINA CONTAINER HOLDINGS LIMITED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996

                             (Amounts in thousands)

                                                                                              Six month ended
                                                                                                  June 30
                                                                                                (unaudited)
                                                                                    -----------------------------------
                                                                                          1996               1995
                                                                                           US$               US$

Net cash used in operating activities                                                  (20,665)          ( 2,351)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of fixed assets                                                               (1,206)                -
Increase in construction in progress                                                   ( 7,225)          ( 1,475)
                                                                                        ------
Advances to related companies                                                                -           ( 2,996)
                                                                                                         -------
                                                                                       -------           -------
Net cash used in investing activities                                                  (8,431)          ( 4,471)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Dividends paid                                                                               -           ( 3,579)
Repayments of bank loans and overdrafts                                                      -           ( 3,948)
Proceeds from bank loans and overdrafts                                                 22,656            16,561
                                                                                       -------           -------

Net cash provided by financing activities                                               22,656             9,034
                                                                                       -------           -------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                       ( 6,440)            2,212
Cash and cash equivalents, at beginning of period                                        7,431             1,607
                                                                                       -------           -------
Cash and cash equivalents, at end of period                                                991             3,819
                                                                                       =======           =======




The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               CHINA CONTAINER HOLDINGS LIMITED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                             (Amounts in thousands)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's audited financial statement for the year ended December 31, 1995.

     The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


2.   PURCHASE OF YANGZHOU TONGLEE REEFER CONTAINERS COMPANY LIMITED

     On January 1, 1996, China Container's 80% subsidiary, TYC increased its shareholding in Yangzhou Tonglee Reefer Containers Company Limited ("Tonglee") from 50% to 51% for US$80. Due to the acquisition of control by TYC, the results of Tonglee were consolidated into China Container since January 1, 1996.

     No pro forma unaudited results of operations for the six months ended June 30, 1995, assuming consummation of the purchase as of January 1, 1995 was shown because Tonglee had not yet commenced its operation as at June 30, 1995.

     Tonglee is a Sino-foreign equity joint venture company governed by the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and various local income tax laws (the "Income Tax Laws").

               CHINA CONTAINER HOLDINGS LIMITED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                             (Amounts in thousands)


     In the Yangzhou District, where Tonglee is located, the basic rate of income tax applicable to Tonglee exclusive of the local income tax is 24%. Tonglee's local income tax liability of 3% is exempted by the local tax authorities. Pursuant to the Income Tax Laws, Tonglee was further exempted from income taxes for a period of two years commencing from the first profitable year (1996) and is entitled to a 50% tax exemption for the following three years.


3.   INCOME TAX

     A reconciliation of the effective income tax rates (excluding the reorganization expenses) with the statutory income tax in the PRC is as follows:


                                   Three months ended                             Six months ended
                                        June 30                                       June 30
                                      (unaudited)                                   (unaudited)
                                      -----------                                   -----------
                               1996                 1995                     1996                    1995
                               ----                 ----                     ----                    ----
Statutory PRC tax rate         24.0%                24.0%                    24.0%                    24.0%
Tax holiday                   (17.0%)              (12.0%)                  (16.3%)                  (12.0%)
Other Items                    (0.1%)               (3.7%)                      0%                    (1.8%)
                               -----                -----                    -----                    -----
                               (6.9%)                8.3%                     7.7%                    10.2%
                               =====                =====                    =====                    =====

4.  INVENTORIES

     Inventories comprise:

                                          June 30               December 31
                                        (unaudited)               (audited)
                                        ---------                 ---------
                                             1996                      1995
                                              US$                       US$
                                        ---------                 ---------
                                           23,904                    16,828
Raw materials
Finished goods                              7,548                     4,777
                                            -----                     -----
                                           31,452                    21,605
                                           ======                    ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a Nevada corporation whose principal activity is the management of the business of its indirectly held operating subsidiaries, which manufacture international standard commercial freight containers in the People's Republic of China.

     The statements in this section relate to the operations and conditions of the Company and its consolidated subsidiaries.


RESULTS OF OPERATIONS

Second Quarter of 1996 Compared With Second Quarter of 1995

          1. Sales increased by 41.3% from US$29.8 million in the three months ended June 30, 1995 to US$42.1 million in the three months ended June 30, 1996, and sales quantity increased by 41.5% from 10,255 TEU in 1995 to 14,508 TEU in 1996. This was primarily due to the consolidation of the results of the Company's subsidiary which manufactures refrigerated containers ("Reefer") following the Company's acquisition of control of Reefer as at January 1, 1996.

          2. The gross profit margin increased from 10.7% on net sales in the second quarter of 1995 to 15.0% in the second quarter of 1996 primarily because of the consolidation of the results of Reefer.

          3. Selling and administrative expenses decreased by 25% from US$1.2 million in the second quarter of 1995 to US$900,000 in the second quarter of 1996, in spite of the consolidation of the results of Reefer, primarily because of a US$400,000 adjustment relating to 1995 selling and administrative expenses.


          4. Financial expenses increased by 125% from US$400,000 in the second quarter of 1995 to US$900,000 in the second quarter of 1996, primarily due to the consolidation of the results of Reefer, which contributed to the 46.9% increase in loan balances .from US$48.2 million as at December 31, 1995 to US$70.8 million as at June 30, 1996.

Six Months Ended June 30, 1996 Compared With Six Months Ended June 30, 1995

          1. Sales increased by 36.4% from US$48.6 million in the six months ended June 30, 1995 to US$66.3 million in the six months ended June 30, 1996, and sales quantity increased by 33.0% from 17,214 TEU in 1995 to 22,891 TEU in 1996. This was primarily due to the consolidation of the results of Reefer.

          2. The gross profit margin increased from 14.0% on net sales in 1995 to 16.3% in 1996 primarily because of the consolidation of the results of Reefer.

FINANCIAL CONDITION

          1. Accounts Receivable increased by 311.8% from US$7.6 million as at December 31, 1995 to US$31.3 million as at June 30, 1996, primarily due to (i) the consolidation of the results of Reefer, and (ii) the delivery of a large order at the end of the quarter, subject to normal payment terms.

          2. Inventories increased by 45.8% from US$21.6 million as at December 31, 1995 to US$31.5 million as at June 30, 1996, primarily due to an increase in raw materials in anticipation of third quarter orders.

          3. Accounts Payable increased by 24.3% from US$3.7 million as at December 31, 1995 to US$4.6 million as at June 30, 1996, primarily due to the consolidation of the results of Reefer.

          4. Accrued Liabilities and other payables increased by 61.1% from US$1.8 million as at December 31, 1995 to US$2.9 million as at June 30, 1996, primarily as a result of the consolidation of the results of Reefer.

          5. Cash and cash equivalents decreased by 86.5% from US$7.4 million as at December 31, 1995 to US$1.0 million as at June 30, 1996, primarily due to payments made to suppliers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None.


ITEM 2.   CHANGES IN SECURITIES

          None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.



ITEM 5.   OTHER INFORMATION

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               3(i) Articles of Incorporation of Registrant, filed August 8, 1995 and Articles of Amendment thereto filed April 16, 1986 and May 15, 1995, incorporated by reference to the Registrant's Form 10 and Amendment No. 1 thereto.

               3(ii) By-laws of Registrant, incorporated by reference to the Registrant's Form 10 and Amendment No. 1 thereto.

               27   Financial Data Schedule


          (b)  Reports on Form 8-K

               None.

                        CHINA CONTAINER HOLDINGS LIMITED

                                 EXHIBIT INDEX


EXHIBIT NO.                         DESCRIPTION                 PAGE NO.
-----------                         -----------                 --------
  3(i) Articles of Incorporation of Registrant, filed August 8, 1995 and Articles of
                     Amendment thereto filed April 16, 1986
                     and May 15, 1995, incorporated by
                     reference to the Registrant's Form 10
                     and Amendment No. 1 thereto.
  3(ii)              By-laws of Registrant, incorporated by
                     reference to the Registrant's Form 10
                     and Amendment No. 1 thereto.

  27                 Financial Data Schedule

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CHINA CONTAINER HOLDINGS LIMITED

Date: November 7, 1997                         By: /s/ Ma Tieyi

                                                          Ma Tieyi
                                                        Secretary and Treasurer

                       CHINA CONTAINER HOLDINGS LIMITED

                                 EXHIBIT INDEX


EXHIBIT NO.                   DESCRIPTION                               PAGE NO.
----------                    -----------                               -------

3(i)                    Articles of Incorporation of
                        Registrant, filed August 8, 1995
                        and Articles of Amendment thereto filed
                        April 16, 1986 and May 15, 1995,
                        incorporated by reference to the
                        Registrant's Form 10 and Amendment
                        No. 1 thereto.

3(ii)                   By-laws of Registrant, incorporated by
                        reference to the registrant's Form 10
                        and Amendment No. 1 thereto.

27                      Financial Data Schedule