Form 10-Q
period 1996-09-30
CHINA CONTAINER HOLDINGS LTD
filed 1997-11-07
CIK 946902

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

     Commission file number 00028358
                            ---------------


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


          Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes  X   No _________
                                             ---

     Indicate the number of shares outstanding of each of the issue's class of common stock, as of the latest practical date.

     Common stock $0.001 par value; 25,000,273 shares outstanding at September 30, 1996.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               CHINA CONTAINER HOLDINGS LIMITED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
               (Amounts in thousands, except for per share data)

                                              Three months ended                    Nine months ended
                                                 September 30                          September 30
                                                 (Unaudited)                           (Unaudited)
                               Note  ------------------------------------  ------------------------------------

                                      1996                1995                  1996                  1995
                                       US$                 US$                   US$                   US$
NET SALES                                  6,483              18,067                72,800                66,636
COST OF SALES                            ( 8,499)           ( 14,247)             ( 64,028)             ( 56,055)
SELLING AND ADMINISTRA-
  TIVE EXPENSES                           (  761)           (    855)             (  2,912)             (  2,970)
FINANCIAL EXPENSES, NET                 (    510)           (    664)             (  1,842)             (  1,826)
OTHER INCOME, NET                             47                 240                    58                   595
REORGANIZATION                                 -                   -                     -              (  2,052)
  EXPENSES                               -------            --------              --------              --------

INCOME BEFORE INCOME
  TAXES                                   (3,240)              2,541                 4,076                 4,328
INCOME TAXES                   3               2            (    288)             (    559)             (    678)
                                         -------            --------              --------              --------
                                          (3,238)              2,253                 3,517                 3,650
SHARE OF NET INCOME/
  LOSSES) OF ASSOCIATED
  COMPANIES                                   33            (    195)                   18              (    548)
                                         -------            --------              --------              --------
INCOME BEFORE MINORITY
  INTERESTS                               (3,205)              2,058                 3,535                 3,102
MINORITY INTERESTS                        (  332)           (    411)             (  2,699)             (  1,031)
                                         -------            --------              --------              --------
NET INCOME/<Loss>                         (3,537)              1,647                   836                 2,071
                                         =======            ========              ========              ========
NET INCOME/<Loss> PER COMMON
  SHARE                                    (0.14)               0.07                  0.03                  0.08
                                         =======            ========              ========              ========
WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES OUTSTANDING                      25,000              25,000                25,000                25,000
                                         =======            ========              ========               ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               CHINA CONTAINER HOLDINGS LIMITED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                 AS OF DECEMBER 31, 1995 AND SEPTEMBER 30, 1996
                             (Amounts in thousands)

                                                              September 30
                                                              (unaudited)               December 31
                                                Note            (Note 1)                 (audited)
                                                        ------------------------  ------------------------
                                                                  1996                      1995
                                                                  US$                       US$

ASSETS

CURRENT ASSETS                                                            4,224                     7,431
Cash and Cash equivalents                                                29,410                     7,642
Accounts receivable                                                       9,219                     9,996
Deposits and other receivables                                           32,307                    21,605
Inventories                                      4                           84                        84
Deferred income taxes                                                       925                     1,234
Amount due from associated companies                                      6,624                     3,757
Amount due from a related company                                       -------                    ------


TOTAL CURRENT ASSET                                                      82,793                    51,749
INTANGIBLE ASSETS                                                         2,058                       499
FIXED ASSETS                                                             14,569                     6,335
CONSTRUCTION IN PROGRESS                                                 10,905                     5,325
INTERESTS IN ASSOCIATED COMPANIES                                         2,849                     5,826
AMOUNTS DUE FROM RELATED COMPANIES                                          310                       670
OTHER ASSETS                                                                301                       901
                                                                        -------                    ------
TOTAL                                                                   113,785                    71,305
                                                                        =======                    ======



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               CHINA CONTAINER HOLDINGS LIMITED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                 AS OF DECEMBER 31, 1995 AND SEPTEMBER 30, 1996
                             (Amounts in thousands)

                                                                   September 30
                                                                   (unaudited)              December 31
                                                                     (Note 1)                (audited)
                                                               ---------------------  -----------------------
                                                                       1996                    1995
                                                                        US$                     US$
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank loans and overdrafts                                                    78,420                   48,175
Accounts payable                                                              6,701                    3,705
Accrued liabilities and other payables                                        5,453                    1,803
Income taxes payable                                                            328                      274
Deferred income taxes                                                           101                        0
Amount due to associated company                                                357                        -
Amount due to a related company                                                   -                    2,630
                                                                            -------                   ------
TOTAL CURRENT LIABILITIES                                                    91,360                   56,587
MINORITY INTERESTS                                                            9,850                    3,060
                                                                            -------                   ------
TOTAL LIABILITIES                                                           101,210                   59,647
                                                                            -------                   ------
SHAREHOLDERS' EQUITY
Share capital- shares of 100,000,000
 common stock of US$0.001 each and 5,000,000 preferred stock of US$0.01 each authorized; shares 25,000,273 common stock
  of US$0.001 each outstanding                                                   25                       25
Additional paid-in capital                                                    4,683                    4,683
Reserves                                                                      5,879                    5,879
Retained earnings                                                             1,988                    1,181
Currency translation adjustments                                                  -                  (   110)
                                                                                                      ------
TOTAL SHAREHOLDERS' EQUITY                                                   12,575                   11,658
                                                                            -------                   ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  113,785                   71,305
                                                                            =======                   ======



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               CHINA CONTAINER HOLDINGS LIMITED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

                             (Amounts in thousands)


                                                                             Nine month ended
                                                                               September 30
                                                                               (unaudited)

                                                                         1996                1995
                                                                         US$                 US$

Net cash provided by (used in) operating activities                         (24,210)              2,335

CASH FLOWS USED IN INVESTING ACTIVITIES
Increase/decrease in fixed assets                                            (1,286)                  -
Increase in construction in progress                                        ( 7,956)            ( 4,387)
Advances to related companies                                                     -             ( 2,786)
Increase in long term receivables                                                 -             ( 1,212)


Net cash used in investing activities                                        (9,242)            ( 8,385)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Dividends paid to minority interests
Dividends paid                                                                    -              (3,574)
Repayment of bank loans and overdrafts                                            -             (11,246)
Proceeds from bank loans and overdrafts                                      30,245              23,421
                                                                            -------             -------
Net cash provided by financing activities                                    30,245               8,601
                                                                            -------             -------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                         (3,207)              2,551

Cash and cash equivalents, at beginning of period                             7,431               1,605
                                                                            -------             -------
Cash and cash equivalents, as end of period                                   4,224               4,156
                                                                            =======             =======



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               CHINA CONTAINER HOLDINGS LIMITED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                             (Amounts in thousands)


1.   BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and
  Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's audited financial statements for the year ended December 31, 1995.

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

  The pro forma unaudited results of operations for the nine months ended September 30, 1995, assuming consummation of the purchase as of January 1, 1995 are as follows:


                                    Nine months ended
                                         September 30
                                                 1995
                                    -----------------
                                                  US$


     Net sales                                 67,202
     Net income                                 2,067
     Net income per common share                 0.08
                                               ======

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

               CHINA CONTAINER HOLDINGS LIMITED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                             (Amounts in thousands)


2. PURCHASE OF YANGZHOU TONGLEE REEFER CONTAINERS COMPANY LIMITED (continued)

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

3.   INCOME TAX

  A reconciliation of the effective income tax rates (excluding the reorganization expenses) with the statutory income tax rate in the PRC is as follows:


                               Three months ended             Nine months ended
                                  September 30                  September 30
                                  (unaudited)                    (unaudited)
                              --------------------           -------------------

                                 1996        1995              1996         1995
Statutory PRC tax rate          (24.0%)      24.0%             24.0%        24.0%
Tax holiday                     ( 3.7%)     (12.0%)           (15.0%)      (12.0%)
Other Items                      20.3%       (0.7%)             4.7%        (3.6%)
                                =====       =====            ======        =====
                                    0%       11.3%             13.7%        15.6%


4.   INVENTORIES
     Inventories comprise:

                                                                   September 30         December 31
                                                                    (unaudited)          (audited)
                                                                     ---------           ---------
                                                                          1996               1995
                                                                           US$                US$
   Raw materials                                                        16,723             16,828
   Finished goods                                                       15,584              4,777
                                                                        ------             ------
                                                                        32,307             21,605
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


RESULTS OF OPERATIONS

Third Quarter of 1996 Compared With Third Quarter of 1995

          1. Sales decreased by 64.1% from US$18.1 million in the three months ended September 30, 1995 to US$6.5 million in the three months ended September 30, 1996, and sales quantity decreased by 81.7% from 12,352 TEU in 1995 to 2,257 TEU in 1996. This was primarily due to the temporary shutdown for modernization of the main production facilities at the Company's TY Container subsidiary during the third quarter and start up problems at the Company's Tongsheng subsidiary which came on line in May 1996, more than offsetting the consolidation of the results of the Company's subsidiary which manufactures refrigerated containers ("Reefer") following the Company's acquisition of control of Reefer as at January 1, 1996.

          2. The gross profit margin decreased from 21.0% on net sales in the third quarter of 1995 to a negative 30.8% in the third quarter of 1996 primarily because (i) the average sales price per TEU dropped approximately 10% and 12% for dry box containers and refrigerated containers, respectively, while the cost of raw material remained essentially unchanged, and (ii) while the sale quantity decreased significantly, the fixed assets are still allocated to production and thus cause the unit cost to increase thereby decreasing the gross margin.

          3. Selling and administrative expenses decreased by 11.1% from US$900,000 in the third quarter of 1995 to US$800,000 in the third quarter of 1996, reflecting the decrease in sales over the same periods.


          4. Financial expenses decreased by 28.6% from US$700,000 in the third quarter of 1995 to US$500,000 in the third quarter of 1996, primarily because a higher percentage of the Company's outstanding bank loan for this period were utilized for construction in progress relating to the modernization of the production facilities and thus a significant portion of the interest thereon was capitalized.

Nine Months Ended September 30, 1996 Compared With Nine Months Ended September 30, 1995

          1. Sales increased by 9.3% from US$66.6 million in the nine months ended September 30, 1995 to US$72.8 million in the nine months ended September 30, 1996, and sales quantity decreased by 14.9% from 29,566 TEU in 1995 to 25,148 TEU in 1996. This was primarily due to the consolidation of the results of Reefer, which offset the results of the third quarter of 1996.


          2. The gross profit margin decreased from 15.8% on net sales in 1995 to 12.0% in 1996 primarily because of the results of the third quarter.


FINANCIAL CONDITION

          1. Accounts Receivable increased by 286.8% from US$7.6 million as at December 31, 1995 to US$29.4 million as at September 30, 1996, primarily due to the consolidation of the results of Reefer.

          2. Inventories increased by 49.5% from US$21.6 million as at December 31, 1995 to US$32.3 million as at September 30, 1996, primarily due to an increase in raw materials in anticipation of fourth quarter orders.

          3. Accounts Payable increased by 81.1% from US$3.7 million as at December 31, 1995 to US$6.7 million as at September 30, 1996, primarily due to
(i) the consolidation of the results of Reefer, (ii) an increase in the amount of raw materials purchased, relating to the order from the PRC Railway Ministry, and (iii) the lengthening of the average payment terms for amounts payable by the Company to its suppliers.

          4. Accrued Liabilities and other payables increased by 205.6% from US$1.8 million as at December 31, 1995 to US$5.5 million as at September 30, 1996, primarily due to (i) the consolidation of the results of Reefer, (ii) provision for sales commissions and (iii) provision for the payment of certain non-salary employee benefits.

          5. Cash and cash equivalents decreased by 43.2% from US$7.4 million as at December 31, 1995 to US$4.2 million as at September 30, 1996, primarily due to payments made to suppliers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

               None.


ITEM 2.   CHANGES IN SECURITIES

               None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.


Item 5.  OTHER INFORMATION

          On September 12, 1996 China Container Holdings Limited issued the following press release, the content of which has not been previously reported in a report on Form 8-K:

          CHINA CONTAINER HOLDINGS LIMITED RECEIVES $52 MILLION ORDER
                             FOR CHINA'S RAILROADS

              FIRST ORDER EVER FOR CARGO CONTAINERS TO BE USED FOR
                 CHINA'S EXPANDED RAILWAY TRANSPORTATION SYSTEM

          Yangzhou, China, September 12, 1996 -- China Container Holdings Limited (OTC: CCHL) announced today that it has received an order to produce 18,000 TEUs (20 foot equivalent unit, standard unit used in the container industry) for the Railway Ministry of the People's Republic of China as part of the government's program to containerize the country's expanding railroad transportation infrastructure. The order will be filled by CCHL's majority-owned subsidiaries, Yangzhou Tongsheng Container Co. Ltd. and Yangzhou Tongyun Container Company Ltd.

     The order for 18,000 TEUs is valued at $52 million, or $2,890 per unit, and is scheduled to be delivered in its entirety by the end of November 1996.
Beihai Tonghai Container Company, a minority-owned CCHL subsidiary, also received an order to produce 7,000 TEUs for the Railway Ministry at a cost of $20.2 million. Both orders from the Ministry provide for an 8-year payment schedule.

     "The opening up of China's railway transportation network to containerization represents a whole new market for CCHL, and one that is expected to grow substantially over the next decade as the government invests heavily in modernizing the country's railway transportation network," commented Mr. Cheung Sau Yung, President and CEO of China Container Holdings Limited. "We fully expect that this order will soon be followed by additional orders from the Railway Ministry."

     The Company announced earlier this week that its revenues for the first six months of 1996 had risen by 37% to $66.4 million from $48.4 million a year ago. Net income for the 1996 six month period increased to a record $4.4 million, or $0.18 per share, compared with $423,000, or $0.02 per share, for the first six months of 1995

     China Container Holdings Limited is one of China's leading manufacturers of dry freight and refrigerated "reefer" containers. As a U.S. holding company, CCHL is the majority owner of three container manufacturing facilities:
Yangzhou Tongyun Container Co. Ltd., Yangzhou Tongsheng Container Co. Ltd. and Yangzhou Tonglee Reefer Container Co. Ltd. These three operating container ventures serve the nearby ports of Shanghai, Nanjing, Zhenjiang, Zhangjiagang, Ningvo and Lianyungang, the largest delivery ports for goods exported from China. The combined container manufacturing capacity of CCHL's majority-owned container companies is approximately 85,000 TEUs annually. CCHL's exports the majority of its production to container leasing and shipping companies located outside of China, with approximately 75% of such sales to U.S.-based companies. The Company also has minority interests in container-component production and container transportation companies.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               3(i) Articles of Incorporation of Registrant, filed August 8, 1995 and Articles of Amendment thereto filed April 16, 1986 and May 15, 1995.

               3(ii) By-laws of Registrant.

               27    Financial Data Schedule


          (b)  Reports on Form 8-K

               None.

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