Form 10-K
period 1996-12-31
CHINA CONTAINER HOLDINGS LTD
filed 1997-11-07
CIK 946902

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934

        For the transition period from               to
                                       -------------    --------------

                 Commission file number      00028358
                                        ---------------------

                        CHINA CONTAINER HOLDINGS LIMITED
             (Exact Name of Registrant as Specified in Its Charter)

        NEVADA                                          11-2243727
(State or Other Jurisdiction                 (IRS Employer Identification No.)
of Incorporation or Organization)

61, EAST GARDEN ROAD, YANGZHOU, JIANGSU, CHINA 225003
(Address of principal executive offices)

Registrant's Telephone Number, Including area code, (212) 629-7378

Securities registered pursuant to Section 12 (b) of the Act:

                        None.

Securities registered pursuant to Section 12 (g) of the Act:

        Common Stock, $0.001 Par Value

     Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days Yes     X     No
                     ---------    ----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of common stock on October 17, 1997, as quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., was approximately $443,817.

     As of November 6, 1997, there were 25,000,273 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424 (b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

                       CHINA CONTAINER HOLDINGS LIMITED
                                   FORM 10-K


                                    PART I

ITEM 1.  BUSINESS.

GENERAL

        China Container Holdings Limited ("Holdings") is a Nevada corporation which owns 100% of the issued and outstanding common stock of an intermediate holding company, China Container Holdings Limited ("CCHL-BVI"), a British Virgin Islands company. CCHL-BVI owns 80% of the registered capital of Yangzhou Tongyun Container Company Ltd., a Sino-foreign equity joint venture company ("TY Container"), which manufactures and sells international standard commercial freight ("ISO") containers. CCHL-BVI also owns 80% of the registered capital of Yangzhou Tongsheng Container Co. Ltd. ("Tongsheng"), a Sino-foreign equity joint venture company. The minority shareholdings in Tongsheng are identical to that of TY Container. Since the completion of its production facilities in May 1996, Tongsheng also manufactures and sells ISO containers. See "Sino-Foreign Equity
                                                           -------------------
Joint Venture Enterprises in General," below, for more detailed information.
------------------------------------

        References herein to the "Company" are to Holdings and its direct and indirect subsidiaries, collectively.

        In addition to TY Container and Tongsheng, Holdings indirectly, through TY Container, has a majority interest in a company which manufactures ISO integrated refrigerated containers, and minority interests in: four manufacturers of container components, one manufacturer of container chassis and specialized semi-trailers, one manufacturer of plastic injection equipment, and one real estate development company.

        The Company maintains its books of account in Renminbi ("RMB"), the national currency of the People's Republic of China (the "PRC"). The Company believes that it is easier for current and potential investors to understand the Company's financial statements if the United States dollar is used as the Company's currency for financial statement presentations. Accordingly, the Company's Consolidated Financial Statements are stated in United States dollars ("US$"). All balance sheet accounts have been translated from RMB to US$ using the exchange rates in effect at December 31 of the applicable balance sheet date. All income statement amounts have been translated using the average exchange rate for the applicable year. Prior to January 1, 1994, the PRC maintained a dual exchange rate system which included both an official rate and the rate available at the Foreign Exchange Adjustment Centers, the so called "Swap Centers." The Swap Center rate was in large part determined by the supply and demand for foreign currencies in the PRC. On January 1, 1994, the PRC government abolished the dual rate system and established a single floating official exchange rate. The conversion rates used herein for currency translations are those quoted by the Swap Center in Shanghai prior to January 1, 1994, and by the People's Bank of China on or after January 1, 1994.

        The following table sets forth the RMB/US$ conversion rates which were used for currency translations provided herein:


Year                     RMB Equivalent of US$1
----                     ----------------------
                        As at 12/31  Average Rate
                        -----------  ------------

1991                         5.90      5.90
1992                         7.71      6.66
1993                         8.70      8.70
1994                         8.45      8.62
1995                         8.32      8.35
1996                         8.30      8.31

        As of December 31, 1996, approximately 40% of the shares of Holdings were owned indirectly by Jiangsu Tongyun Group Company ("TYG") through its wholly owned subsidiary, Jiangyang Automobile (H.K.) Limited, which owns 50% of Sinocity Group Limited, which holds approximately 80% of the shares of Holdings. In addition, TYG indirectly owns approximately 2.85% of the shares of Holdings through its 95% beneficial interest in Ocean Asia International Ltd. which owns 100% of Tactical Investments Ltd, which holds approximately 3% of the shares of Holdings. TYG is owned by Yangzhou City, a city located in Jiangsu Province of the PRC. TYG owns equity interests, directly or indirectly, in 13 enterprises, including TY Container, in Jiangsu Province. TY Container's main facilities are located in Yangzhou City. See Item 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," below, which is incorporated in this Item 1 by reference.

The following organizational chart shows the ownership of the Company and its ownership of the various affiliated entities.

[Graphic omitted. Original graphic shows: Yangzhou City owns 100% of TYG; TYG owns 100% of Jiangyang (H.K.) Auto, 95% of Ocean Asia and 5% of each TY Container and Tongsheng; Ocean Asia owns 100% of Tactical Investments Ltd; Sinocity Group Ltd. is owned by Jiangyang (H.K.) Auto (50%), Keep Benefit Ltd. (12.5%), Wide Shine Development Ltd. (12.5%) China Auto (USA) Corp. (6.25%) and Everbest Auto Ltd. (18.75%); CCHL (Nevada) is owned by Sinocity Group Ltd. (80.275%), Gordon Capital Ltd. (7.5%), Bonnaire International Ltd. (4.225%), Tactical Investments Ltd. (3%) and Public Shareholders (5%), CCHL (Nevada) owns 100% of CCHL(BVI), which owns 80% of each TY Container and Tongsheng; TY Container owns 25% of Behai, 51% of Reefer, 35.51% of Tongda, 44% of Tongyang Machinery and 25% of Universal.

OPERATING SUBSIDIARIES

DESCRIPTION OF TY CONTAINER AND TONGSHENG

        TY Container was established as a Sino-foreign equity joint venture company in the PRC on March 27, 1989. Tongsheng was established as a Sino-foreign equity joint venture company in the PRC in December 1995. Tongsheng, like TY Container, produces ISO dry containers. Tongsheng's facilities, which are located adjacent to TY Container's main production facility, came on line in May 1996 and was designed for an annual capacity of 40,000 twenty-foot equivalent units ("TEU"). Tongsheng is managed by TY Container's current management and shares some common facilities, such as a container yard and office space, with TY Container. All of Tongsheng's production is marketed by TY Container. The ownership of Tongsheng is identical to that of TY Container, with CCHL-BVI holding an 80% interest in the company (giving Holdings an 80% indirect interest in the company), Bexi Iron and Steel Company holding 10%, China Automobile Import and Export holding 5%, and Jiangsu Tongyun Group Company holding the remaining 5% of the company. The Company's management considers Tongsheng to be essentially a second production line for TY Container. (TY Container and Tongsheng together, are hereinafter sometimes referred to as "TY Container Group.") TY Container Group is primarily engaged in the manufacture in the PRC of ISO containers for export and sale outside the PRC. In 1996, TY Container Group produced a total of 40,161 TEU.


              TY CONTAINER GROUP HISTORICAL CONTAINER PRODUCTION

            1990    1991    1992    1993    1994    1995    1996
            ----    ----    ----    ----    ----    ----    ----
TEU        1,712  14,749  26,846  31,112  33,745  39,792  40,161


        Principal Products
        ------------------

        TY Container Group produces ISO containers for dry freight of the following dimensions: 20'x 8'x 8'6", 40'x 8'x 8'6", 40'x 8'x 9'6" (High Cube) and 45'x 8'x 9'6". In addition, TY Container Group manufactures non-standard containers according to customers' specifications. The containers feature either a corrugated door or a flat door and are constructed of either structuring steel or Corton steel. Containers produced by TY Container Group have been certified by the American Bureau of Shipping Industrial Verification, Inc. ("ABS") of the United States, Bureau Veritas Branche Industrie of France, Germanischer Lloyd of Germany, Lloyd's Register of the United Kingdoms, and ZC of China. TY Container Group's manufacturing facilities have qualified for ISO-9002 certification.

        Sources and Availability of Raw Materials and Components
        --------------------------------------------------------

        The raw materials required for the production of dry commercial freight containers include steel, plywood, paint, and sealants. In 1996, approximately 95%, by cost, of TY Container Group's raw materials and components were imported and paid for by TY Container Group in U.S. dollars; of the remaining 5%, all were purchased in PRC domestic transactions and paid for in RMB. In order to take advantage of economies of scale, TY Container Group purchases all of its raw materials through its sales and purchasing agent, Jiangsu Tongyun Group Trading Company ("TYG Trading Co."), a wholly owned subsidiary of TYG (see Item
13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

        In 1996, TY Container Group purchased steel from South Korea and domestically. TY Container Group generally maintains an inventory of steel sufficient for three months production. Paint was obtained from sources in South Korea and domestically. Plywood was obtained from sources in Indonesia. Weather resistant sealant was obtained domestically, including from Wuxi Tongfa Economic & Technical Development Company Ltd., a company in which TY Container holds a 10% equity interest. TY Container Group also purchased container components from suppliers in South Korea as well as domestically. TY Container Group purchased some of those components from companies in which TY Container holds a minority equity interest, including Yangzhou Tongda Forging Ltd., in which it owns a 35.57% interest, as described below in "TY Container Affiliated Companies."
                                        ---------------------------------
Purchases from affiliated companies are at prices and on other terms and conditions at least as favorable, and generally significantly more favorable, to TY Container Group than it would receive from unaffiliated companies. Plywood and paint are ordered as needed upon receipt of firm customer orders. TY Container Group typically maintains a two month supply of sealant. All other container components are purchased on an as needed basis, with next day delivery generally available.

        TY Container Group works closely with its suppliers to ensure product quality and availability and believes it has established a reliable network of suppliers for its raw materials and components. It is TY Container Group's intention to further diversify its sources of raw materials and components, to the extent consistent with its ability to obtain high quality raw materials and components at low cost and on a timely basis.


        Seasonal Nature of Business
        ---------------------------

        Demand for commercial freight containers is seasonal, with 21.6%, 45.4%, 7.0% and 21.6% of TY Container Group's sales in 1996 occurring in the first, second, third and fourth quarters, respectively. In order to reduce the effects of seasonal fluctuations in demand, and to avoid lost sales resulting from inadequate inventory a portion of TY Container Group's annual production (0%, 13%, 3% and 28%, in each of the first, second, third and fourth quarters, respectively) is based upon what it refers to as "stock orders" received from its major customers. Stock orders are not firm orders, but, rather, represent a customer's estimate of its requirements for the following quarters, and provide for TY Container Group's holding the finished containers in inventory for delivery to the customer in three to six months. Stock orders are not considered "firm orders" until a formal purchase order is received, typically within ten days prior to delivery. Payment is usually made within 30 days of delivery. TY Container Group has found stock orders to be an accurate measure of future demand.

        Markets
        -------

        TY Container Group's main facilities are located in Yangzhou City, which is in the lower reaches of the Yangtze River, in Jiangsu Province, China. In 1996, approximately 51% of TY Container Group's production was shipped to nearby ports in the Yangtze River Delta (e.g. Shanghai, Nanjing, Zhenjiang, Ningbo, Zhangjiagang, Yangzhou and Lianyungang) for delivery to customers; approximately 20% of TY Container Group's production was delivered to nearby railway stations for delivery to the PRC Railway Ministry; 19% of TY Container Group's production was delivered to other ports in China (other than Hong Kong); and 10% of TY Container Group's production was delivered to Hong Kong. The Hong Kong deliveries were typically sold on a "Free Used" basis (i.e., free freight, but used once), whereby the customer takes delivery of the containers in its home markets once-used by an unrelated shipper, but at a slight discount from the market price. TYG Trading Co. arranges to lease such containers, for the first use, to a shipping or freight forwarding company for a nominal amount. The lessee is responsible for any damage incurred during the shipping, and is obligated to deliver the leased container empty and in good condition to TY Container Group's customer at the destination port.

        In 1996, TY Container Group did not have any long term sales contracts with its customers. All of its sales were based upon purchase orders, typically received approximately 6 weeks prior to the desired delivery date (other than purchase orders for containers manufactured pursuant to "stock orders," which are typically received approximately ten days prior to the desired delivery date. See "Seasonality of Business," above).
           -----------------------

        TY Container Group markets its products both directly, through the efforts of its executives and employees, and indirectly, through independent sales agents. TY Container Group currently has non-exclusive sales representative agreements with Container Trade and Services, Ltd. ("CTS"). While the agreements do not limit CTS to a particular geographic area, in practice CTS has originated sales primarily from customers in North America. In 1996, CTS was responsible for the sale of approximately 16% of TY Container Group's total production. In 1996, TY Container and Tongsheng executed new agreements with CTS with a term of ten years.

        In June 1996, Tongsheng executed an agreement with TYG Trading Co under which TYG Trading Co. agreed to provide certain support services to Tongsheng.. This agreement is virtually identical to an April 1995 agreement between TY Container and TYG Trading Co under which TYG Trading Co. agreed to provide certain services for TY Container which TY

Container had previously performed itself. These services include the purchase of raw materials (see "Sources and Availability of Raw Materials and
                       ---------------------------------------------
Components", above), the design of containers to be made to customer
----------
specifications, and certain sales support services, such as scheduling deliveries and arranging the lease of containers to be delivered on a "Free Used" basis. The agreements provide for the payment by TY Container Group to TYG Trading Co. of an agency fee in an amount equal to TYG Trading Co.'s anticipated costs, currently set at one percent of TY Container Group's sales. In November 1996, TYG Trading Co. agreed to waive the payment by TY Container Group of any amounts accruing under the agreements for 1996, in recognition of the difficult competitive situation faced by TY Container Group. TY Container Group believes that its agreements with TYG Trading Co., which enable it to take advantage of certain economies of scale, has resulted in significant savings to TY Container Group.

        Competition
        -----------

        There are more than forty container manufacturers in China, some of which are larger and better capitalized than TY Container Group. However, due to the relatively high cost of shipping an empty container, TY Container Group competes primarily with container manufacturers located in the Yangtze River Delta. To a lesser extent, TY Container Group also competes with container manufacturers in the Pearl River Delta and the northern China ports of Qingdao, Dalian and Tianjin, to the extent these manufacturers can make use of the "Free Used" method to transport their containers to Shanghai. TY Container Group also faces potential competition for foreign destinations from container companies around the world and faces potential competition from new entrants, other than new foreign invested enterprises in the PRC. In 1995, the PRC government promulgated new regulations which prohibit any additional foreign investment in the PRC container industry, whether through Sino-foreign joint ventures, sole foreign invested enterprises or any other form of foreign investment.

        TY Container Group competes with other container manufacturers on the basis of price, quality, service and warranty. When necessary, TY Container Group believes it is able to compete effectively on the basis of price because of a lower cost structure resulting from certain economies of scale and its equity interests in its suppliers of components. However, the high quality of its products has generally enabled TY Container Group to sell its containers for prices higher than its competitors'. TY Container Group is one of only three Chinese container manufacturers to qualify for ISO-9002 certification. TY Container Group has established a reputation in the industry for a high level of customer service and has been an industry leader in devising innovative programs to meet its customers' needs. It was the first Chinese container manufacturer to offer customers the non-standard 45 foot "High Cube" container, the first Chinese container manufacturer to accept so called "stock orders" and in 1996 introduced a program called "One Second Delivery," which meets customers' unexpected container requirements by regularly storing a number of containers on the customer's property in China, available for immediate use. TY Container Group has also assisted customers in obtaining financing, from unrelated third parties, for its container purchases. TY Container Group's strong relationship with local banks has given it access to working capital lines of credit which are not available to many of its competitors. These credit lines provide TY Container Group with the financial ability to offer programs such as "stock orders" to its customers. In addition, the high quality of TY Container Group's products permit it to provide an attractive warranty to its customers. Typically, TY Container Group provides a 12 to 24 months warranty on the container structure, a three to five year warranty on the paint (which is backed by the paint manufacturer's warranty), and a seven year warranty on the markings. Normally, warranty claims are settled, without the acrimony common in the industry, in accordance with a pre-determined payment schedule which sets forth the amount of claim payment the customer is entitled to receive from TY Container Group, based on the type and extent of the defect.


        Modernization
        -------------

        TY Container's management halted production at TY Container's main facility for a period of approximately two months, commencing in July 1996, and allocated the production to Tongsheng instead. During this period, TY Container upgraded and modernized its main assembly line in order to enhance production throughput and improve product quality. TY Container's management estimates that the modernization plan cost approximately US$1.2 million in capital expenditures, all of which was funded from TY Container's internal cash flow. A portion of the workforce from TY Container was assigned to Tongsheng during the modernization. As a result, TY Container did not have to furlough any of its workforce and Tongsheng had sufficient experienced workers to assist the company in the training of new hires.


        Backlog
        -------

        As of September 30, 1997, TY Container had backlog orders believed to be firm of US$20 million, as compared to US$33 million as of September 30, 1996. The Company expects approximately 70% of such orders to be filled within the current fiscal year.


        Employees
        ---------

        As of December 31, 1996, TY Container Group employed approximately 1,142 people, about 30 of whom are management personnel, 53 technical and administrative personnel, 30 security and auxiliary personnel and approximately 1,029 (including 2 shifts) production workers and supervisors.


        TY CONTAINER SUBSIDIARY
        -----------------------

        YANGZHOU TONGLEE REEFER CONTAINER COMPANY LTD. Yangzhou Tonglee Reefer Container Company Ltd. ("Reefer") was established as a Sino-foreign equity joint venture company in the PRC on December 31, 1993. Reefer is located near the Biangang Port, in the lower portion of the Yangtze River. Reefer operates a new manufacturing facility which produces international standard integrated refrigerated containers ("reefers"). These containers are used for the international transport of temperature sensitive cargo, including agricultural, biological and medical products, which require a stable cold or warm environment. Reefer's manufacturing facility, which came on line in May 1995, was designed to produce 4,000 TEU of reefer containers annually and produced 1,995 TEU of reefer containers in 1996. TY Container, which initially held a 50% interest in Reefer, increased its interest to 51% in January 1996, giving Holdings a 40.8% indirect interest in the company. TYG holds a 19% interest in the company (see Item 1. "General" and Item 13. "CERTAIN RELATIONSHIPS AND
                           -------
RELATED TRANSACTIONS"), Liuwei Village Municipal Authority has a 5% interest, and Singapore Nanlee holds the remaining 25% of the company.


        Principal Products
        ------------------

        Reefer produces ISO refrigerated containers of the following dimensions:
20'x 8'x 8'6", 40'x 8'x 8'6" and 40'x 8'x 9'6". The containers feature either a riveted alloy side rail structure, a riveted steel side rail structure or a welded steel side rail structure. Containers produced by Reefer have been certified by the American Bureau of Shipping Industrial Verification, Inc. ("ABS") of the United States, Bureau Veritas Branche Industrie of France, Germanischer Lloyd of Germany, Lloyd's Register of the United Kingdoms, and ZC of China. Reefer's manufacturing facilities have qualified for ISO-9002 certification.


        Sources and Availability of Raw Materials and Components
        --------------------------------------------------------

        The raw materials required for the production of reefers include steel plate, aluminum plate, aluminum frame, foam insulation and refrigeration units. In 1996, approximately 85%, by cost, of Reefers' raw materials and components were imported and paid for by Reefer in U.S. dollars; of the remaining 15%, all were purchased in PRC domestic transactions and paid for in RMB. In 1996, Reefer purchased steel plate from Japan and aluminum plate from Japan and domestically. Aluminum frame was obtained from sources in South Korea and domestically. Foam insulation was obtained from sources in Germany and Britain, and refrigeration units were obtained from the United States. Components were obtained domestically, including from Yangzhou Tongda Forging Ltd., in which TY Container owns a 35.57% interest, as described below in "TY Container Affiliated
                                               -----------------------
Companies." Reefer generally maintains an inventory of steel and aluminum plate
---------
and aluminum frame sufficient to manufacture approximately 500 units (200 twenty foot reefers and 300 forty foot reefers). Refrigeration units are ordered as needed upon receipt of firm customer orders. Foam insulation and all other container components are purchased on an as needed basis, with next day delivery generally available.

        Reefer works closely with its suppliers to ensure product quality and availability and believes it has established a reliable network of suppliers for its raw materials and components. It is Reefer's intention to further diversify its sources of raw materials and components, to the extent consistent with its ability to obtain high quality raw materials and components at low cost and on a timely basis.


        Seasonal Nature of Business
        ---------------------------

        Demand for reefers fluctuated in 1996, with 5%, 33%, 50% and 12% of Reefer's sales occurring in the first, second, third and fourth quarters, respectively; however, it is unclear to what extent such fluctuation was based upon seasonality as opposed to competitive factors which may be unique to 1996.


        Markets
        -------

        Reefer's main facilities are located near the Biangang Port, in the lower portion of the Yangtze River, in Jiangsu Province, China. In 1996, approximately 95% of Reefer's production was shipped to nearby ports in the Yangtze River Delta (e.g. Shanghai and Ningbo) for delivery to customers. The remaining five percent was delivered to ports in northern China.

        In 1996, Reefer marketed its products primarily through TYG Trading Co. There has been no formal agreement between Reefer and TYG Trading Co. and TYG Trading Co. has received no compensation for its services. Holdings management believes that TYG Trading Co. will be compensated for future services once Reefer becomes profitable. Reefer does not have long term sales contracts with its customers. All of its sales are based upon purchase orders, typically received approximately 50 days prior to the desired delivery date.


        Competition
        -----------

        Reefer competes primarily with the four other reefer manufacturers located in China, all of which are larger and better capitalized than Reefer. Reefer competes with other container manufacturers primarily on the basis of quality. Reefer is currently the only Chinese reefer manufacturer which has qualified for ISO-9002 certification. As a result, Reefer can generally charge a slightly higher price for its products than its competitors.


        Modernization
        -------------

        Reefer's management halted production at its main facility for a period of approximately three months, commencing in October 1996, and upgraded and modernized its main assembly line in order to increase annual capacity from 4,000 to 10,000 units, and provide Reefer with the capability of manufacturing reefers with a welded steel side rail structure. Reefer's management estimates that the modernization cost approximately US$2.75 million in capital expenditures, all of which was funded from the proceeds of bank loans.

        Backlog
        -------

        As of September 30, 1997, Reefer had backlog orders believed to be firm of US$10.5 million, as compared to US$33 million as of September 30, 1996. Reefer's management expects 70% of such orders to be filled within the current fiscal year.


        Employees
        ---------

        As of December 31, 1996, Reefer employed approximately 450 people, 6 of whom are management personnel, and about 40 technical and administrative personnel, 34 security and auxiliary personnel and approximately 370 (including 2 shifts) are production workers and supervisors.

COMPANY SALES

        During the past three years, the Company's consolidated sales by geographic region of destination and by major customers are as follows:

                                                   Year ended December 31
                                                ----------------------------
                                                 1994         1995      1996
                                              US$'000      US$'000   US$'000

By geographic region of destination of sales:
 United States of America                      57,597       65,933    30,222
 Denmark                                        7,719        2,339
 United Kingdom                                 7,310           --
 Hong Kong                                      1,877       20,178    44,795
 People's Republic of China                                     --    14,512
 Others                                         5,268          815     3,271
                                              -------      -------   -------
                                               79,771       89,265    92,800
                                              =======      =======   =======

By major customer:
 A.P. Moller                                    7,719        2,339
 China Railway Container Transportation Center                  --    14,512
 Interpool Limited                             12,255       12,407     2,147
 Orient Overseas Container Line Ltd.                        19,684    13,946
 P & O                                          7,310
 Textainer Capital Corporation                 12,832       14,480     8,743
 Transamerica Leasing Inc.                     19,805       17,655     8,435
 Triton Container International Limited        12,704       19,463     8,598
 Wide Shine Development Limited                                       28,899
 Others                                         7,146        3,237     7,520
                                              -------      -------   -------
                                               79,771       89,265    92,800
                                              =======      =======   =======

        TY CONTAINER AFFILIATED COMPANIES
        ---------------------------------

        The Company reports its share in the earnings and losses of those companies in which it owns greater than a 20% interest (but less than a 51% interest) on the equity method of accounting. In 1996, the net losses attributable to affiliates was US$816,000, as reported in its Consolidated Statement of Income under the line item "Share of Net Losses of Associated Companies." TY Container owns minority interests in affiliated companies as follows:

        BEIHAI TONGHAI CONTAINER COMPANY LTD. (25%) Beihai Tonghai Container Company Ltd. ("Beihai Container") was established as a Sino-foreign equity joint venture company in the PRC on March 1, 1993. Beihai Container is located in the vicinity of Beihai City in the southern province of Guangxi, south of the Pearl River, making it a convenient delivery point to the port of Hong Kong. Beihai Container operates a manufacturing facility which was designed to produce 12,000 TEU annually of international standard commercial freight containers primarily for export and sale outside the PRC. Beihai Container's manufacturing facility came on line in May 1995 and produced 8,874 TEU in 1996. TY Container holds a 25% interest in Beihai Container, giving Holdings a 20% indirect interest in the company. Beihai Huarui Company, a Chinese company, holds a 45% interest in Beihai Container, and Ocean Asia International Ltd., a Hong Kong company and 95% owned subsidiary of TYG ("Ocean Asia"), holds the remaining 30% interest.


        YANGZHOU TONGDA FORGING LTD. (35.57%) Yangzhou Tongda Forging Ltd. ("Tongda") was established as a Sino-foreign equity joint venture company in the PRC on June 28, 1993. Tongda produces container door hinges and locking devices to be used as a complete set. These products meet the inspection standards of ABS, receiving certification from Houston ABS. In 1996, approximately 49.4% of Tongda's production was sold to TY Container Group and 3.9% of its production was sold to Reefer, which accounted for nearly 60% of TY Container Group's and 100% of Reefer's requirements, respectively, for door hinges and locking devices. TY Container holds a 35.57% interest in Tongda, giving Holdings a 28% indirect interest in the company. Yangzhou Valve Factory, a PRC government owned company, holds a 39.43% interest in Tongda, and Ocean Asia holds the remaining 25% of the company.


        YANGZHOU UNIVERSAL COMMERCIAL BUILDING SHAREHOLDINGS CO., LTD. (25%) Yangzhou Universal Commercial Building Shareholdings Co., Ltd. ("Universal") was established as a PRC company on May 29, 1993. Universal owns and manages the second largest shopping center in Yangzhou City. TY Container holds a 25% interest in Universal, giving Holdings a 20% indirect interest in the company. Jiaotong Bank, various bank branches located in Yangzhou and certain other banking entities hold a 33.3% interest in Universal, approximately 2,000 employees of the shopping center own a 33.3% interest and a number of unrelated local companies own the remaining 8.4% of the company.


        YANGZHOU TONGYANG MACHINERY CO., LTD. (44%) Yangzhou Tongyang Machinery Co., Ltd. ("Tongyang Machinery") was established as a Sino-foreign equity joint venture company in the PRC on April 8, 1993. Tongyang Machinery manufactures and sells plastic injection equipment used in the toy industry. TY Container holds a 44% interest in Tongyang Machinery, giving Holdings a 35.2% indirect interest in the company. The remaining 56% of Tongyang Machinery is held by Ocean Asia (25%), TYG (11%), Jiangsu Machinery Import and Export Company (10%) and Dujiang Village Industry Company (10%).


SINO-FOREIGN EQUITY JOINT VENTURE ENTERPRISES IN GENERAL

        LEGAL FRAMEWORK

        Each of TY Container, Tongsheng, and Reefer (the "Operating Subsidiaries") is organized under PRC law as a Sino-foreign equity joint venture enterprise, which is a distinct legal entity with limited liability. Such entities are governed by the law of the PRC on Joint Ventures Using Chinese and Foreign Investments and implementing regulations related thereto (the "Equity Joint Venture Law"). The parties to an equity joint venture have rights in the returns of the joint venture in proportion to the joint venture interests that they hold. The operations of equity joint ventures are subject to an extensive body of law governing such matters as formation, registration, capital contribution, capital distributions, accounting, taxation, foreign exchange, labor and liquidation.

        TAXATION

        A Sino-foreign equity joint venture with a term of 10 years or more and engaged in production is exempt from PRC central government income tax for the first two years after it attains profitability, and for three years thereafter it is eligible for a 50% reduction in such income tax. It is further entitled to a 50% reduction in the PRC central government income tax for each year in which its export sales exceed 70% of its total sales.


     GOVERNANCE, OPERATIONS AND DISSOLUTION

        Governance, operations and dissolution of a Sino-foreign equity joint venture enterprise are governed by the Equity Joint Venture Law and by the parties' joint venture contract and the joint venture's articles of association. The Board of Directors of each Operating Subsidiary exercises authority by majority vote over major corporate decisions, including the appointment of officers, strategic planning and budgeting, employee compensation and welfare and distribution of after-tax profits. Pursuant to relevant PRC law, certain major actions of each Operating Subsidiary require unanimous approval by all of the directors present at the meeting called to decide upon such actions (e.g. amendments to its contract and articles of association; increases in, or assignments of, the registered capital of the joint venture; a merger of the joint venture with another entity; or dissolution of the enterprise). In addition, PRC government approval is necessary for increases in authorized registered capital and for certain borrowings.

        Each Operating Subsidiary is subject to the Sino-foreign Equity Joint Venture Enterprise Labor Management Regulations. In compliance with these regulations, the management of each Operating Subsidiary may hire and discharge employees and make other determinations with respect to wages, welfare, insurance and discipline of its employees.

        The term of a Sino-foreign equity joint venture enterprise may be extended with the agreement of all the partners, subject to the approval of the relevant PRC governmental authorities. Pursuant to the Equity Joint Venture Law, Sino-foreign equity joint venture enterprises may be terminated prior to the expiration of their term in certain limited circumstances, including the inability of the enterprise to conduct its business owing to a breach by one of its parties or insolvency or force majeure. Upon termination, the board of directors establishes a liquidating committee to dissolve the enterprise, which dissolution is subject to PRC government review and approval.

        Resort to PRC courts to enforce a joint venture contract or to resolve disputes between the parties over the terms of the contract is permissible. In practice, however, disputes between the parties are often resolved by negotiation. The Company believes that it has good working relationships with the Chinese joint venture partners to the Operating Subsidiaries and that it will be able to reach agreement with them on business policies and decisions for the Operating Subsidiaries.


TAXES APPLICABLE TO HOLDINGS AND CCHL-BVI

        Holdings generally will be subject to U.S. federal income tax of 35 percent on distributions from CCHL-BVI that are out of its current or accumulated earnings and profits, and such distributions will not be eligible for the dividends-received deduction. Because CCHL-BVI and the Operating Subsidiaries are "controlled foreign corporations" for U.S. federal income tax purposes, Holdings may be required to include in gross income (x) those companies' "Subpart F" income, which includes certain passive income and income from certain transactions with related persons (whether or not such income is distributed to Holdings), and (y) increases in those companies' earnings invested in certain U.S. property. Based on the current and expected income, assets and operations of CCHL-BVI and the Operating Subsidiaries, the Company believes that it will not have significant U.S. federal income tax consequences under the "controlled foreign corporation" rules.

        So long as (x) Holdings owns ten percent or more of the voting stock of CCHL-BVI, (y) CCHL-BVI owns ten percent or more of the voting stock of TY Container and Tongsheng, and (z) the stock ownership percentage described in
(x), when multiplied with the stock ownership percentage described in (y) with respect to either TY Container or Tongsheng, equals or exceed five percent, subject to certain limitations CCHL-BVI will be deemed to have paid a proportionate amount of the PRC income taxes of TY Container or Tongsheng, as the case may be, when a dividend is distributed from TY Container or Tongsheng, and Holdings generally will be entitled to claim a credit for such PRC income taxes when a dividend is distributed from CCHL-BVI to Holdings.

        The Company believes that dividends received by CCHL-BVI from TY Container or Tongsheng will not be subject to income taxation by the British Virgin Islands and that CCHL-BVI will not be required to withhold British Virgin Islands taxes on dividends paid to CCHL.


ENVIRONMENTAL COMPLIANCE

        The Operating Subsidiaries are subject to the PRC's national Environmental Protection Law, which was promulgated on December 26, 1989, as well as a number of other national and local laws and regulations regulating air, water and noise pollution and setting pollutant discharge standards. Violation of such laws and regulations could result in warnings, fines, orders to cease operations and even criminal penalties, depending on the circumstances of such violation. The Company believes that all manufacturing and other operations of the Operating Subsidiaries are in compliance with all applicable laws relating to air, water and noise pollution.

ITEM 2.  PROPERTIES.

        The Company owns no real property. According to the laws of the PRC, title to all land is retained by the PRC. Generally, the Company occupies its facilities through "land use rights" of a specified term of years.

        TY Container's main facilities are located in the City of Yangzhou, Jiangsu Province, and are occupied under land use rights of 15 years, with 8 years remaining. The facilities occupy approximately 65,000 square meters, consisting of a 13,000 square meter (140,700 square foot) factory building, a 36,000 square meter (390,000 square foot) container yard, a 1,462 square meter (15,800 square foot) administrative building, and a 14,500 square meter (157,000 square feet) raw material storage and preparation facility. In addition to the above facilities, TY Container has 50 years land use rights as to 66,000 square meters (713,000 square feet) of land near the Port of Yangzhou, approximately 15 kilometers (9 miles) from TY Container's main facilities, for container storage. The off-site container storage yard is adjacent to the main facilities of Reefer. TY Container's production facilities have an annual capacity of approximately 40,000 TEU. Those facilities are currently operating at full capacity.

        Tongsheng's plant is located in Yangzhou City, adjacent to TY Container's main facilities, and is occupied under land use rights of 15 years, with 13 years remaining. The facilities occupy 12,000 square meters (129,000 square feet) for the main factory building and 44,666 square meters (480,900 square feet) for supporting facilities. Tongsheng's production facilities have been designed to have an annual capacity of 40,000 TEU and came on line in May 1996. Those facilities are currently operating at full capacity.

        Reefer's facilities, located near the port of Yangzhou, are occupied under land use rights of 50 years, with 47 years remaining, and cover over 50,000 square meters (538,200 square feet), including 13,700 square meters (147,470 square feet) for the main factory building and 5,500 square meters (59,200 square feet) for supporting facilities. Reefer's production facilities have an annual capacity of approximately 10,000 TEU. Those facilities are currently operating at approximately 45% of capacity.

        The Company leases a small amount of office space in New York City for administrative purposes. The Company believes that the foregoing properties are adequate in light of its current plans.

        The land use rights covering the majority of the site on which TY Container's main facility at East Garden Road, Yangzhou City, is situated were contributed by the Jiangsu Tongyun Group Company (formerly known as Jiangyang Automobile Company; see Item 13. - "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS") in exchange for a portion of its interest in TY Container; the remainder of such rights were purchased from the same company, which received its land use rights through allocation by the PRC. TY Container's management is in negotiation with the Provincial Land Administration Bureau of Jiangsu Province (the "Land Bureau") for the issue of land use rights certificates for the above sites to TY Container. The Company believes that upon obtaining formal land use rights certificates for the above sites, a land use rights premium may be levied on TY Container by the Land Bureau. While the Company is unable to quantify the amount of the premium which may be levied on TY Container in the absence of similar statistics in the area, based upon the current status of the negotiations, the Company believes that the amount of any such premium will not be material.

        The land use rights for Reefer's facilities were contributed by Liuwei Village Municipal Authority in exchange for its 15% interest in the company, and Reefer has obtained a formal granted land use rights certificate relating to such facilities. The land use rights for Tongsheng's facilities were purchased from Semi-Trailer and Jiangyang Automobile Company. The Company submitted applications for formal land use rights certificates relating to Tongsheng's facilities in 1996 and expects to receive such certificates in 1997.

ITEM 3.  LEGAL PROCEEDINGS

        On or about August 6, 1997, plaintiffs Barbara Waldman and Rachelle Preiserowicz, derivatively on behalf of Holdings, and individually and on behalf of shareholders similarly situated, served a complaint on Holdings, as a nominal defendant and its Secretary and Treasurer, Ma Tieyi. In October 1997, the plaintiffs served a complaint on each of Cheung Sau Yung, the Company's President, Chief Executive Officer and Chairman of the Board and a director, and Liu Jingxin and Sung Hiu Ngan, directors of Holdings. An additional defendant in the suit (which has not been served) is Sinocity Group Limited ("Sinocity"), Holdings' majority shareholder. The suit in is the Supreme Court of the State of New York, County of New York, and the complaint contains three counts. The first count (which purports to be a derivative suit) seeks an injunction against the directors to require filings of certain reports on Forms 10Q and 10K with the Securities and Exchange Commission. The second count (which also purports to be a derivative suit) seeks in excess of $500,000 in damages from the directors for breach of fiduciary duty for failure to file such reports. The final count seeks in excess of $1 million in damages plus punitive damages against defendants Cheung and Sinocity for breach of fiduciary duty against minority shareholders, and purports to be a class action. Pursuant to a stipulation between the parties, nominal defendant Holdings and defendant Ma Tieyi have not yet responded to the complaint.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        On May 10, 1995, the common stock of Holdings was listed for quotation on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "Bulletin Board"). Prior to that date there was no established public trading market for Holdings's securities or for the securities of any of its subsidiaries. The following table sets forth the high and low bid for the common stock of Holdings, as quoted on the Bulletin Board, for each full quarterly period since May 10, 1995./1/


                1995                    1996
          ----------------  --------------------------
            3rd Q  4th Q    1st Q  2nd Q  3rd Q  4th Q
            -----  -----    -----  -----  -----  -----
 High       3.625  5.750    4.250  5.000 5.000   3.500
 Low        0.125  2.125    1.750  2.375 1.910   2.000

        As of September 30, 1997, there were approximately 439 record holders of Holdings's common stock.

        The sole funds available to Holdings for the payment of dividends on its common stock will be the result of dividends, if any, declared and paid on the common stock of CCHL-BVI, and the sole funds available to CCHL-BVI for the payment of dividends will be the result of dividends, if any, received from TY Container, Tongsheng or Reefer. It is the present policy of Holdings and CCHL-BVI to declare dividends on their common stock, to the extent funds are legally available therefor after the payment of any tax or other liabilities. There is no assurance that this policy will not change. Neither Holdings nor any of its direct or indirect subsidiaries declared a dividend in 1995 or 1996. In 1995, it was decided that it was in the Company's best interests to use the funds which would otherwise have been available for dividends to finance the Company's expansion. In 1996, there were no funds legally available for dividends. The Company expects TY Container, Tongsheng and Reefer to declare annual dividends in future years, to the extent funds are legally available therefor, and to the extent their respective boards of directors, exercising their discretion, conclude that it is in the best interests of such companies to do so. Pursuant to the relevant PRC laws and regulations for Sino-foreign joint venture companies, the earnings of TY Container, Tongsheng and Reefer are determined in accordance with the relevant PRC accounting rules and regulations and are available for distribution to their shareholders after they (a) satisfy all tax liabilities, (b) provide for losses in previous years, and (c) make appropriations to various reserve funds in an amount equal, in the aggregate, to 15% of their respective after-tax profits.


ITEM 6.  SELECTED FINANCIAL DATA

---------------
/1/ Such bids represent quotations between dealers, do not include retail mark-up, mark-down or commission and may not represent actual transactions. The Company has obtained this information from sources it believes to be reliable, but no assurance can be given as to its accuracy.

        The information set forth below with respect the Company's fiscal years ended December 31, 1992, 1993, 1994, 1995 and 1996 has been selected from the Consolidated Financial Statements of the Company, which have been audited by Ernst & Young, independent public accountants, whose report on the Consolidated Financial Statements of the Company for the three years ended December 31, 1994, 1995 and 1996 appears in Item 8 of this Annual Report. This information should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company, including the notes thereto, included in Item 8 of this Annual Report. In May 1995, Holdings (formerly known as Dial-A-Brand, Inc.) acquired 100% of the issued and outstanding common stock of CCHL-BVI in exchange for approximately 95% of the issued and outstanding common stock of Holdings (the "Stock Swap"), and then took its present name. Immediately prior to the Stock Swap, all of the former assets of Holdings, other than Holding's stock books and other corporate records, were transferred to a separate corporation, which assumed all of Holdings' then existing liabilities, and was itself acquired by the former majority shareholder of Holdings. Because the Stock Swap has been accounted for as a reverse acquisition, the information set forth below has been prepared based on the historical financial statements of CCHL-BVI, for the period prior to the Stock Swap, and on the historical financial statements of TY Container, for the period prior to the Reorganization (as defined in Item 13), and gives effect to the Reorganization and the Stock Swap as if they had been completed prior to January 1, 1992.

                                                       (Amounts in Thousands, except per share data)
                                                                  Year Ended December 31,
                                    -----------------------------------------------------------------------------------
                                          1992            1993             1994             1995             1996

INCOME STATEMENT DATA:                    US$              US$              US$             US$              US$
 Net sales.........................         61,549           60,960           79,771          89,265            92,800
 Operating income/(loss)...........          6,561            5,875            6,116           7,702            (5,952)
 Interest expense, net.............           (965)            (883)          (1,625)         (2,540)           (3,528)
 Foreign exchange gains/ (losses),.         (4,252)          (5,079)             412             458              (199)
  net
 Reorganization expense............              -                -                -          (1,382)                -
 Share of net losses of Associated.              -              (25)             (90)         (1,308)             (816)
  Companies
 Income taxes......................           (160)            (657)            (742)           (992)             (160)
                                           -------          -------          -------         -------            ------
 Net income (loss) before minority.          6,235            5,163            5,932           3,808            (6,914)
  interests
 Minority interests................         (1,247)          (1,033)          (1,187)         (1,038)            2,240
                                           -------          -------          -------         -------            ------
 Net income (loss).................          4,988            4,130            4,745           2,770            (4,674)
                                           =======          =======          =======         =======            ======
 Net income (loss) per share.......           0.20             0.17             0.19            0.11             (0.19)
                                           =======          =======          =======         =======            ======


                                                                      At December 31,
                                   -----------------------------------------------------------------------------------
 BALANCE SHEET DATA:                          1992             1993             1994            1995              1996
  Current assets...................         21,079           29,415           29,508          51,749            65,498
  Fixed assets.....................          6,846            6,107            6,374           6,335            23,137
  Construction in progress.........              -                -                -           5,325               747
  Other assets.....................            763            4,391            8,006           7,896            21,973
                                            ------          -------          -------         -------          --------
  Total assets.....................         28,688           39,913           43,888          71,305           111,355
  Short-term debt..................         16,466           23,305           25,147          48,175            80,758
  Total liabilities................         22,927           32,136           33,128          56,587           100,432
  Minority interests...............          1,152            1,555            2,810           3,060             3,893
  Total stockholders' equity.......          4,609            6,222            7,950          11,658             7,030

 CASH DIVIDENDS DECLARED                      0.11             0.08             0.13               -                 -
PER SHARE..........................         ======          =======          =======         =======          ========



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          Holdings is a Nevada corporation whose principal activity is the management of the business of its indirectly held operating subsidiaries, which manufacture international standard commercial freight containers in the PRC.

          The statements in this section under "Results of Operations" and "Liquidity and Capital Resources" relate to the operations and conditions of Holdings and its consolidated subsidiaries.


RESULTS OF OPERATIONS

          The following table shows selected consolidated income statements data of Holdings and its subsidiaries for the years ended December 31, 1994, 1995 and 1996. The data should be read in conjunction with the Consolidated Financial Statements of Holdings and related Notes thereto set forth in Item 8 of this Form 10-K, and other financial information included elsewhere herein. The financial statements of Holdings are prepared in conformity with U.S. GAAP.


                                                          Year ended December 31,
                                                1994                1995                1996
Sales quantity (TEU)                                35,022              38,107              32,397
Sales (US$ million)                                   79.8                89.3                92.8
Gross margin (US$ million)                            11.1                14.0                 4.3
Gross profit margin                                   13.9%               15.7%                4.6%
Selling and administrative
  expenses (US$ million)                              (3.8)               (4.2)               (6.3)
Financial expenses, net
  (US$ million)                                       (1.2)               (2.1)               (3.7)
Reorganization expenses
  (US$ million)                                          0                (1.4)                  0
Share of net losses of
  associated companies
  (US$ million)                                          0                (1.3)               (0.8)
Net income/(loss) (US$ million)                        4.8                 2.8                (4.7)



Year Ended December 31, 1996 Compared to Year Ended December 31, 1995:

          1. Sales increased by 3.9% from US$89.3 million in 1995 to US$92.8 million in 1996, and sales quantity decreased by 15.4% from 38,107 TEU in 1995 to 32,241 TEU in 1996. Calendar 1996 reflects the consolidation of the results of Reefer, which was acquired as at January 1, 1996. Reefer's products have a significantly higher per-unit sales price than the Company's other containers.

          2. The gross profit margin decreased from 15.7% on net sales in 1995 to 4.6% in 1996 primarily because of a decrease in the average unit sales price, while the overall cost of raw materials remained unchanged. Over the course of 1996, prices decreased by approximately 15% and 22% for dry box containers and reefers, respectively. Although sales quantity was down in 1996, dry box container and reefer capacity increased by approximately 100% and 250%, respectively, over 1995.

          3. Selling and administrative expenses increased by 50.0% from US$4.2 million in 1995 to US$6.3 million in 1996 primarily as a result of the consolidation of the results of Reefer.

          4. Financial expenses increased by 76% from US$2.1 million in 1995 to US$3.7 million in 1996, which was primarily due to the increase in US$ loan balances by US$31 million and RMB loan balances by US$1.6 million in 1996. The following factors contributed to the significant increase in the loan balances:

          (i) the consolidation of the results of Reefer and the additional US$2.75 million spent by Reefer in upgrading and modernizing its existing production lines; and

          (ii) an increase in TY Container Group's working capital requirements as a result of filling the order from the CRCT, based on eight year payment terms.

          5. The Company's share of net losses of associated companies decreased by 37% from US$1.3 million in 1995 to US$800,000 in 1996 primarily because the losses incurred by Reefer were no longer treated as a loss of an associated company, as they had been in 1995, due to the consolidation of the results of Reefer in 1996.


Year Ended December 31, 1995 Compared to Year Ended December 31, 1994:

          1. Sales increased by 11.3% from US$80 million in 1994 to US$89 million in 1995, and sales quantity increased by 8.8% from 35,022 TEU in 1994 to 38,107 TEU in 1995, as both orders and capacity increased. Capacity increased because of the following:

          (i) At the end of 1994, TY Container acquired new production equipment and machinery and also upgraded its existing production lines; and

          (ii) Average working hours increased from 48 hours per week at the beginning of the year to 65 hours per week during the period from August to October 1995, after which they decreased to 48 hours through the end of the year.

          2. The gross profit margin increase from 13.9% on net sales in 1994 to 15.7% in 1995 primarily because of a decrease in the unit cost of sales due to the following:

          (i) TY Container increased its purchases of Corton steel from domestic suppliers, which, on average, was approximately 17% less expensive than steel from Japan and Korea in 1994;

          (ii) the manufacturers of container components in which TY Container had invested became operational in 1995. Once their quality was determined to be acceptable, TY Container began to purchase such components, at prices which were three to ten percent lower than imported components in 1994;

          (iii)  paint and plywood suppliers lowered their prices; and

          (iv) a computer system was installed to optimize the use of raw materials, reducing TY Container's unit consumption of steel.

          3. Selling and administrative expenses increased by 10.5% from US$3.8 million in 1994 to US$4.2 million in 1995.

     In general, selling and administrative expenses increased as sales activity increased. For example, sales commissions increased by 8.5%, coinciding approximately with an 8.4% increase in sales, and more overtime compensation (at 200% of the base salaries) was paid to administrative staff. Overtime compensation was partly offset by the savings achieved by reducing the number of administrative staff.


          4. Financial expenses increased by 75% from US$1.2 million in 1994 to US$2.1 million in 1995, which was primarily due to the combined effect of the following factors on interest expenses:

          (a) the increase in the average interest rate of RMB loans and US$ loans from 10.1% and 7.6%, respectively, in 1994 to 13.18% and 8.49%, respectively, in 1995; and

          (b) the increase in US$ loan balances by US$22 million in 1995. The following factors contributed to the significant increase in the loan balances:

               (i) TY Container invested US$ 1.15 million in Beihai Container and US$ 4 million in Reefer. TY Container invested a further US$5.17 million in Tongsheng and spent US$638,000 upgrading and modernizing its existing production lines.

               (ii) TY Container's working capital requirements increased as sales and production increased.

               (iii) TY Container's working capital requirements increased as TY Container began purchasing steel from domestic suppliers, which required a three month advance deposit to secure the supply.

          5. In 1995, the Company incurred US$1.38 of reorganization expenses in relation to the Reorganization and Stock Swap.

     The reorganization expenses included (i) US$577,000 of audit and consultancy fees incurred, and (ii) US$805,000 that represented the fair value of (A) the five percent of CCHL-BVI received by Bonnaire International Limited, in connection with the Reorganization, and (B) the 12.5% of the issued and outstanding shares of Holdings's common stock held by Holdings' shareholders prior to the Stock Swap and certain other parties who received restricted shares of common stock in exchange for services rendered in connection with the Stock Swap. This US$805,000 does not represent any actual cash outlays incurred by Holdings or any other party.


          6. In 1995, the Company's share of losses of associated companies was US$1.32 million.

     In 1995, TY Container had the following five associated companies: Yangzhou Tonglee Reefer Containers Company Ltd. ("Reefer"), Beihai Tonghai Containers Co. Ltd. ("Beihai Container"), Yangzhou Tongda Forging Co. Ltd., Yangzhou Tongyang Machinery Co. Ltd. and Yangzhou Universal Commercial Building Shareholding Co. Ltd.

     Reefer commenced its trial production in May 1995. In exchange for the assistance of Wide Shine Development Limited ("Wide Shine") in promoting Reefer's products overseas, Reefer sold 50 refrigerated containers to Wide Shine at below market prices, resulting in a trading loss to Reefer in 1995. Together with a write off, made in conformity with U.S. GAAP, of pre-operating expenses as other selling and administrative expenses the Company's share of Reefer's loss in 1995 was US$1.06 million.

     Beihai Container also commenced its production during 1995. The Company's share of Beihai Container's loss was US$240,000 and mainly consisted of the write off, in accordance with U.S. GAAP, of pre-operating expenses as selling and administration expenses.

     The profit or loss of the other three associated companies were also shared by the Company based on the equity holdings therein.

Foreign Exchange
----------------

     TY Container's books of account are maintained in RMB, and the Company's consolidated financial statements are stated in US$. Currency translations into US$ are made using the applicable rates of exchange quoted by the Shanghai Foreign Exchange Adjustment Center prior to January 1, 1994 and by the People's Bank of China on or after January 1, 1994. All balance sheet accounts have been translated from RMB to US$ using the exchange rates in effect at December 31 of the applicable balance sheet date. All income statement amounts have been translated using the average exchange rate for the applicable year.

     The following table sets forth the RMB/US$ exchange rates, net sales in US dollars, total TEU sold and average sales price per TEU in US dollars, for each of 1994, 1995 and 1996.

                                      1994            1995            1996
RMB equivalent of US$1:
      At December 31,                 8.45            8.32            8.30
      High                            8.70            8.44            8.34
      Low                             8.45            8.30            8.29
      Average                         8.62            8.35            8.31

Net sales in US$'000                79,771          89,265          92,800
Total TEU sold                      35,022          38,107         [32,397]
Sales in US$ per TEU                 2,278           2,342          [2,869]

      During 1994, the dual exchange rates were unified. The exchange rate appreciated from RMB 8.7 : US$1 at January 1, 1994 to RMB 8.45 : US$1 at December 31, 1994. The appreciation in the RMB in 1994 and 1995 resulted in exchange gains of US$400,000 and US$500,000, respectively, primarily in respect of TY Container's net U.S. dollar liabilities. In 1996, the Company had a US$200,000 exchange loss, primarily in respect of TY Container Group's net RMB liabilities.

      As indicated in the above table, the average sales price per TEU increased by 3% in 1995 and increased by 23% in 1996. The sales volume increased by 9% in 1995 and decreased by 15.4% in 1996. The increase in the average sales price per TEU in 1996 is the result of the consolidation of Reefer, whose reefer containers have a higher per unit sales price than the Company's other containers. The effect of exchange rate fluctuations on the Company's revenues is minimal as the prices of containers are quoted in US dollars and revenues are reported in US dollars. An increase in the value of the RMB, however, has the effect of increasing RMB-denominated expenses, including significant raw material costs and all productive labor costs.

      While the Company has not employed hedging strategies in the past, management is currently exploring its options in that regard. The material unhedged monetary assets and liabilities of the Company at December 31, 1996 are accounts receivable, accounts payable and bank loans, which amounted to US$6.2 million, US$14.4 million and US$80.8 million, respectively.



FINANCIAL CONDITION

      1. Inventories increased by 93.5% from US$21.6 million as at December 31, 1995 to US$41.8 million as at December 31, 1996, primarily as a result of (i) certain unforeseen difficulties in effecting delivery of finished containers to the PRC Railway Ministry, contributing in an increase in finished goods in inventory from US$4.8 million in 1995 to US$16.9 million in 1996, and (ii) the subsequent lengthening of the delivery schedule for such order which contributed to a 23.8% increase in raw materials in inventory from US$16.8 million in 1995 to US$20.8 million in 1996.

      2. Accounts payable increased by 289.2% from from US$3.7 million as at December 31, 1995 to US$14.4 million as at December 31, 1996, primarily as a result of (i) an increase in the amount of raw materials purchased in the third and fourth quarters of 1996, relating to the order from the PRC Railway Ministry, and (ii) the lengthening of the average payment terms for amounts payable by the Company to its suppliers.

      3. Accrued liabilities and other payables increased by 161.1% from from US$1.8 million as at December 31, 1995 to US$4.7 million as at December 31, 1996, primarily as a result of the consolidation of the results of Reefer.

      4. Cash and cash equivalents decreased by 60.8% from US$7.4 million as at December 31, 1995 to US$2.9 million as at December 31, 1996, primarily as a result of payments made to suppliers of raw materials.


LIQUIDITY AND CAPITAL RESOURCES

      The Operating Subsidiaries' primary liquidity needs are to finance accounts receivable, inventories, construction in progress, and the expansion of business operations. Historically, the Operating Subsidiaries have financed their working capital requirements through a combination of internally generated cash and short term bank borrowings.

      Net cash provided/(used) by operating activities was US$7.1 million, (US$6.0 million) and (US$4.4 million) in the years 1994, 1995 and 1996, respectively. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in its operating assets and liabilities.

      To finance its working capital, TY Container Group obtained a US$62 million and US$1.6 million (denominated in RMB and valued as RMB 13 million) in short term bank loans and overdraft facilities which are renewable in 1997. In these facilities, one of the banks has committed to providing short term revolving borrowing for a period of five years expiring in 2000 for an amount not less than US$44 million. TY Container Group has also obtained, as required, certain short term overdraft facilities to accommodate its additional financing requirements in excess of the foregoing facilities.

      The Company had outstanding bank loans and overdrafts, mainly with the Bank of China, Yangzhou Branch, amounting to US$80.8 million as at December 31, 1996. As at December 31, 1996, the loans and overdraft facility bore interest at average rates ranging from 7.09% (for US dollar loans) to 9.18% (for RMB loans) per annum. The bank loans, to the extent of US$26.0 million, are collateralized by pledge of certain of TY Container's assets and, to the extent of US$45 million, guaranteed by TYG.

Bill-and-Hold Transactions

      A bill-and-hold transaction is a practice whereby a customer purchases the goods but the seller retains physical possession until the customer requests shipment to a designated location and delivery is made thereto.

      In 1996, US$4.3 million of the Operating Subsidiaries' revenues consisted of bill-and-hold transactions which were recognized as sales (1994: Nill, 1995:
US$8.9 million). The Company believes bill-and-hold transactions are required in its business, as a practical matter, because containers are large in size and often are not wanted on the customer's premises until needed for a shipment.
The Operating Subsidiaries' bill-and-hold transactions arise as follows: upon satisfactory inspection of the containers by quality control inspectors employed by the customer, the customer then requests that the finished containers be stored at the Operating Subsidiary's premises. The containers are held pursuant to such requests and then subsequently delivered to specific locations as instructed by the customer and transportation expenses incurred by the Operating Subsidiary are recovered from the customers. Under the Company's accounting practices, no bill-and-hold transactions of the Operating Subsidiaries may be recognized as sales unless done at the request of the customer.

      Normally, the Operating Subsidiaries would recognize sales upon delivery of goods to customers. The Company recognized certain bill-and-hold transactions as sales in 1996, prior to delivery, because the customers, having inspected and accepted the quality of the containers, had settled the invoiced amount for such goods prior to year end, as required under the relevant sales contracts, and under such contracts the legal title of the goods passed to the customer upon the earlier of its settlement of the invoiced amount or physical delivery of the goods. The Operating Subsidiaries had transferred the commercial risk regarding those goods, which were completed and held separately from other goods (identifiable by the customers' logo and serial numbers), and the goods were delivered to customers according to a fixed delivery schedule provided by the customers.


Inflation

      In 1996, approximately 84% of the Company's products were exported (including to Hong Kong) and approximately 95% of its major components and raw materials were imported. Virtually all of these transactions were settled in US dollars. Since the prices of such goods are determined largely by market demand and supply in international trade, the inflation in the PRC has only a minimal effect on the selling prices; however, inflation in the PRC has generally resulted in upward pressure on wages and salary payable to the Company's employees, and on prices for domestic-sourced raw materials. Selling prices may be affected by global inflation and the fluctuation of foreign currencies, particularly US dollars. The fluctuation of steel prices has the most significant effect on the Company's costs of raw materials, as it is the primary raw material used in the construction of containers.

FASB Statement No. 121

      In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of 1996 and found the effect of adoption to be immaterial.


Sales by Geographic Region

      Approximately 33% of the Company's sales in 1996 were to customers based in the United States; down from 72% in 1994 and 74% in 1995. Because only ten major container shipping and leasing companies control approximately 80% of the world's container fleet, the Company's sales by geographic region are driven by the orders of only a few customers. In 1996, the Company received orders from the PRC Railway Ministry, a new customer. As a result of the shutdown of TY Container's production facilities in connection with its modernization, the Company did not have sufficient capacity in 1996 to meet the demand of certain longstanding customers, some of which were located in the United States. The Company intends to aggressively compete for orders from all of the major containers shipping and leasing companies, regardless of where they are based.

      The Company also intends to compete for orders from PRC governmental agencies and expects that domestic sales to PRC governmental agencies will continue to constitute a material portion of its overall sales.


Modernization

      During July and August of 1996, the Company upgraded and modernized TY Container's main production facilities (see Item 1, "BUSINESS, Description of TY Container and Tongsheng - Modernization", above). The modernization cost
                          -------------
approximately US$1.2 million in capital expenditures. Management believes that the modernization of TY Container improved the quality of the containers and lowered production costs by approximately 1.5%. During the fourth quarter of 1996, the Company upgraded and modernized Reefer's main production facilities at a total cost of approximately US$2.75 million (see Item 1, "BUSINESS, Description of TY Container and Tongsheng - TY Container Subsidiary -

Modernization", above).  The modernization of Reefer increased annual its
-------------
capacity from 4,000 TEU to 10,000 TEU.


Land Use Rights Certificates

      TY Container's existing premises, which were either allocated by the government to, or purchased by, TY Container during 1989 to 1992, are situated in Yangzhou, Jiangsu Province. The Provincial Land Administration Bureau of Jiangsu Province ("the Land Bureau") is in the process of measuring the area of land used by every factory within Jiangsu Province so as to permit the issuance of land-use rights certificates. The Company has obtained confirmation from the Land Bureau that the land use rights in question were granted to TY Container. The

Company believes that the issuance of the land use rights certificates is only a formality and management does not expect any difficulty in obtaining certification. The Company has been informed by the Land Bureau that land use rights certificates are expected to be issued in 1997.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements required by Regulation S-X appear on pages F-1 through F-31 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

        The directors and executive officers of Holdings are identified below. Each were elected and/or appointed to his or her position(s) as of May 10, 1995.
 The directors and executive officers will serve in such capacity until the next annual stockholders meeting, and until their successors are duly qualified and elected or appointed.

Name                    Age             Position
----                    ---             --------
Cheung Sau Yung         52              Chairman of the Board Director,
                                        President and Chief Executive Officer
Liu Jingxin             57              Director
Sung Hiu Ngan           46              Director
Ma Tieyi                31              Secretary and Treasurer

        Cheung Sau Yung, age 52, is the Chairman of the Board of Directors of Holdings, CCHL-BVI, and TY Container. He is also the President and Chief Executive Officer of CCHL-BVI and was General Manager of TY Container Group from 1989 through February 1997. Mr. Cheung is also Chairman of Jiangsu Tongyun Group Company and acts as Chairman of the following companies in which TY Container and/or TYG holds an equity interest: Sinocity Group Limited, Ocean Asia International Ltd., Yangzhou Tonglee Reefer Container Company Ltd., and Yangzhou Tonghua Semi-Trailer Company Ltd. Mr. Cheung began his career in 1966 with First Auto Transport General Corp., rising to the position of Manager of their Technology Department. From 1976 through 1984, he worked for China
Foreign Trade Transportation Company where he rose to the position of General Manager and also became a Director. From 1984 through 1985, Mr. Cheung worked as a Manager at China National Foreign Trade

Transportation Company from 1985 through 1987 Mr. Cheung served as Deputy Commissioner of the Yangzhou Foreign Trade and Economic Relations Commission. In 1987, he joined the Jiangsu Jiangyang Automobile Company, where he held the position of Deputy General Manager until he joined TY Container in 1989. Mr. Cheung holds a Bachelor of Science Degree and has over 30 years of experience in the transportation industry. (see Item 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS")

        LIU JINGXIN, age 57, is a Director of Holdings, CCHL-BVI, and TY Container. Mr. Liu also is a Director and the General Manager, a position he has held since 1988, of Wide Shine Development Limited, a wholly-owned subsidiary of China National Foreign Trade Transportation Corporation ("Sinotrans") engaged in container cargo shipping and container leasing and handling. Prior to joining Wide Shine, Mr. Liu was with Sinotrans, Beijing Branch, and American Huayun Company. Mr. Liu has more than 34 years experience in the transportation industry.

        SUNG HIU NGAN, age 46, is a Director of Holdings and CCHL-BVI. Ms. Sung also is the Deputy Chairperson and General Manager of Broadsino Investment Company Limited, a Hong

Kong investment company wholly owned by Jiangsu International Investment Co. ("JITIC"), a position she has held since 1992. Ms. Sung also serves as a Director of PSB Investments Limited and PSB Management Limited, two companies founded by Broadsino and Peregrine Investments Holdings Limited. Prior to joining Broadsino, Ms. Sung worked in the Investment Department of JITIC from 1988 to 1992, rising to the position of Department Manager. Prior to joining JITIC, Ms. Sung held a number of management and technical positions in the Ministry of Chemical Industry and at China Ocean Shipping Company. Ms. Sung holds a Bachelor of Science Degree and has more than 26 years experience in the transportation industry and the investment business.

        MA TIEYI, age 31, is Secretary and Treasurer of Holdings. He is also Deputy Director of the Investment & Securities Department at TY Container. Mr. Ma received his Masters Degree in Electrical Engineering in 1992 and worked as Deputy Manager in the Import Department of the Yangzhou Foreign Trade Corp., an import/export company, from 1992 until joining TY Container in 1994.

EXECUTIVE OFFICERS AND KEY MANAGERS OF OPERATING SUBSIDIARIES

        In addition to Mr. Cheung, whose business experience is described above, the executive officers and key managers of the Operating Subsidiaries are identified below.

        DONG XIAOJUN, age 47, is a Director and General Manager of TY Container. Mr. Dong has been employed by TY Container since 1989, holding various managerial positions, including Deputy General Manager, Office Manager, Head of Management, Head of Production, and Head of Trade. Mr. Dong began his career with the Jiangsu Jiangyang Automobile Company in 1978 as a worker, and advanced to the level of Assistant Manager. Mr. Dong holds an Associate Degree, and has 19 years of experience in the transportation industry.

        MA CUNGUI, age 49, is a Director and the General Manager of Reefer.
Mr. Ma has been employed by Reefer since 1994. Mr. Ma began his career with the Jiangyang Automobile Company in 1968, holding various managerial positions, including Head of Management, Head of Production and Deputy Director, until moving to TY Container in 1989 where he was employed as a Deputy General Manager.

        WANG GONGQING, age 46, is a Deputy General Manager of TY Container. Mr. Wang began working for TY Container in 1990 as an Office Manager and rose to the level of Deputy General Manager. Mr. Wang began his career with the Yangzhou Kaiguan Plant in 1964. He joined the Jiangsu Jiangyang Automobile Company in 1967 as a worker and advanced to the position of Office Manager. Mr. Wang holds an Associates Degree and is an economist by profession. Mr. Wang has 33 years of experience in the transportation industry.

        AI ZHIYUAN, age 46, is a Deputy General Manager of Reefer. Mr. Ai has been employed by Reefer since 1996. Mr. Ai began his career with the Jiangsu Production Construction Military Unit, later moving to a Special Unit of the People's Liberation Army and achieving the rank of Lieutenant. Mr. Ai joined the Jiangsu Jiangyang Automobile Company in 1979 and rose to become the head of the Party Department, before moving to TY Container in 1990 where he advanced to Vice General Manager in 1995. Mr. Ai holds an Associate Degree and is an economist. Mr. Ai has been associated with the transportation industry for 18 years.

        WU ZHENYU, age 53, is the Chief Economist of TY Container. Mr. Wu began working for TY Container in 1989 as the Director of Production. He has also held the position of Assistant Chief Economist. Mr. Wu began his career in 1958 as a worker and technician for the Jiangsu Jiangyang Automobile Company, where he rose to the position of Production Manager. Mr. Wu has 39 years of experience in the transportation industry.

        LI HAIXING, age 48, is a Director and Deputy General Manager of Reefer. Mr. Li began working for Reefer in 1996. Mr. Li began his career in 1970 at the Taixing Machinery Repair Plant. He later went on to study machinery at Tianjin University. After receiving his Associate Degree, Mr. Li joined the Design Department of Jiangsu Jiangyang Automobile Company and became an Assistant Manager for the company. Mr. Li joined TY Container in 1989 as Assistant Chief Engineer and became Principal Engineer of TY Container. Mr. Li has 27 years of experience as an engineer in the transportation industry.

        SUN DEYONG, age 40, is a Vice General Manager of TY Container Group.
Mr. Sun has been employed by TY Container Group since 1990, holding various managerial positions, including Head of Equipment Division, Vice Manager and Head of Production. Mr. Sun began his career with the Jiangsu Automobile Company in 1982 as a staff member in the Equipment Division and advanced to the position of Vice Director of that Division. Mr. Sun holds a Bachelor's Degree and has 15 years of experience in the transportation industry.

        YANG WENZHEN, age 52, is a Vice General Manager of TY Container. Mr. Yang has been employed by TY Container since 1997. Mr. Yang began his career with the No. 636 Factory in Changchun. Since then he has worked at a number of factories, including Piston Sleeve Factory in Yangzhou, Yangzhou Valve Factory and Yangtze River Pharmaceutics. He worked at Reefer as Vice General Manager from 1994 through 1997. Mr. Yang holds a Bachelor's Degree.

TY CONTAINER GROUP DIRECTORS

        The Boards of Directors of TY Container and Tongsheng each currently consist of 11 members, each of which serves for a term of four years and until their successors are duly qualified and elected. TY Container's and Tongsheng's Articles of Association each provide the partners with the right to designate a certain number of directors, based upon the amount of their interest in the company. Prior to the Liquidation, they provided as follows: 5-14.9%, one director; 15-24.9%, two directors; 25-34.9%, three directors; 35-44.9%, four directors; and 45% or more, five directors. At elections held prior to the Liquidation (as defined in Item 13), this provision resulted in Jiangyang Automobile (H.K.) Limited and China Everbest Motors designating four and two directors, respectively, for election to TY Container's Board, and China Automobile Import and Export Company, Bexi Iron and Steel, Keep Benefit Limited, Wide Shine Development, China Auto (USA) Corporation and Jiangsu Tongyun Group Company each designating one director. (China Auto (USA) Corporation and China Automobile Import and Export Company have each designated the same individual as director and such individual has two votes on the Boards.) (see Item 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

        Following the completion of the Liquidation, TY Container's and Tongsheng's Articles of Association were amended to provide that CCHL-BVI shall have the right to designate eight directors to each company's board. As a result, at the next elections CCHL-BVI will have the right to designate eight of the 11 directors, with eight of the 12 votes on the boards.

        In April 1996, the shareholders of Sinocity executed a shareholders agreement under which they agreed to use their best efforts to cause Sinocity to cause Holdings to cause CCHL-BVI to designate four nominees of Jiangyang Automobile (H.K.) Limited, two nominees of China Everbest Motors, and one nominee of each of Keep Benefit Limited and Wide Shine Development, respectively, to TY Container's board of directors. In October 1997, this agreement was amended to apply to Tongsheng's board of directors as well.

TONGLEE DIRECTORS

The Board of Directors of Reefer currently consists of nine members, each of which serves for a term of four years and until their successors are duly qualified and elected. Reefer's Articles of Association provide the partners with the right to designate a certain number of directors, based upon the amount of their interest in the company, resulting in three directors designated by TYC, two directors designated by TYG, three directors designated by Singapore Nanlee and one director designated by Liuwei Village Municipal Authority.



ITEM 11.  EXECUTIVE COMPENSATION

Other than Mr. Ma Tieyi, Secretary and Treasurer of Holdings, whose compensation is set forth below, none of the directors and executive officers of Holdings received any compensation as such for the fiscal year ended in 1996. The following table sets forth, in addition to Mr. Ma's compensation, the compensation of the chief executive officer and the four most highly compensated executive officers of TY Container Group and Tonglee for the last three fiscal years.

                          SUMMARY COMPENSATION TABLE

Name and Principal
Position                Year  Salary     Bonus
----------------------------------------------
Cheung Sau Yung
CEO (TY Container
Group)                  1996  US$4,519   US$435
                        1995  US$5,445   US$448
                        1994  US$3,634   US$339

Ma Cungui
CEO (Reefer)            1996  US$2,949   US$0
                        1995  US$3,242   US$0
                        1994  US$3,270   US$305

Li Haixin
Deputy General
Manager (Reefer)        1996  US$6,332   US$392
                        1995  US$4,900   US$403
                        1994  US$3,271   US$305

Ai Zhiyuan
Deputy General
Manager (Reefer)        1996  US$5,487   US$394
                        1995  US$4,961   US$409
                        1994  US$3,246   US$308

Dong Xiaojun
Deputy General
Manager
(TY Container Group)    1996  US$4,095   US$395
                        1995  US$4,970   US$410
                        1994  US$3,283   US$308

Wu Zhenyu
Chief Economist
(TY Container Group)
                        1996  US$4,108   US$396
                        1995  US$4,979   US$410
                        1994  US$3,326   US$309

Ma Tieyi

Secretary/Treasurer
(Holdings)              1996  US$12,500  US$0
                        1995  US$ 3,500  US$0
                        1994  US$ 1,800  US$190

None of the directors of TY Container Group or Reefer receive any compensation for their services as such.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

        The following table sets forth the number and percentage of the shares of Holdings's common stock owned of record and beneficially by each person owning more than five percent of such common stock, as reflected in the list of shareholders provided to Holdings by its transfer agent dated as of September 30, 1997. Holdings's common stock is the only class of equity securities issued by Holdings. None of Holdings's directors or executive officers, nor any of TY Container Group's or Reefer's directors or executive officers, beneficially own any equity securities in Holdings, or in any of its parents or subsidiaries.

Name and Address of    Number of Shares  Percent of
Beneficial Owner       Owned             Class
----------------------------------------------

Sinocity Group Limited     20,068,750      80.274%
16th Floor,
1622-36 Swire House
9-25, Chater Road, Central
Hong Kong

Gordon Capital Limited      1,875,000       7.499%
c/o Ruffa & Ruffa
150 East 58th Street
New York, New York 10022

        In addition to the foregoing, approximately five percent of the shares of Holdings' common stock is widely held and the remainder is held by persons beneficially owning less than five percent of such common stock. The Company is not aware of any arrangements the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The following companies were the joint venture participants of record on January 1, 1995: Jiangsu Tongyun Group Company (then known as Jiangyang Automobile Company) (5%), Jiangyang Automobile (H.K.) Limited (40%), Bexi Iron and Steel Company (20%), China Everbest Motors Company Limited (15%), Wide Shine Development Limited (10%), China Automobile Import and Export Company (5%), and China Auto (USA) Corporation (5%). Pursuant to certain agreements dated November 29, 1994, which were approved by the relevant PRC authorities on March 3, 1995, the following share transfers (the "Reorganization") were effected: (a)(i) Bexi Iron and Steel Company transferred half of its 20% interests in TY Container to Keep Benefit Limited; and (ii) each of Jiangyang Automobile (H.K.), Keep Benefit Limited, China Everbest Motors Company Limited, Wide Shine Development Limited and China Auto (USA) Corporation acquired a newly incorporated company (each a "New Company" and, collectively, the "New Companies") registered in the British Virgin Islands, and each transferred into its New Company its respective interests in TY Container, in exchange for 100% of the shares of such New Company; (b) each of the aforenamed companies then transferred its interests in its New Company into Sinocity Group Limited, a newly formed British Virgin Islands company ("Sinocity"), in exchange for shares of Sinocity; (c) Sinocity then transferred its interests in the New Companies into the newly formed CCHL-BVI in exchange for 95% of the shares of CCHL-BVI, with the remaining 5% of CCHL-BVI being issued to Bonnaire International Limited, a British Virgin Islands company wholly-owned by Broadsino Investment Company Limited ("Broadsino"), in return for services provided by Broadsino in connection with the Reorganization. The joint venture participants of record upon the organization of Tongsheng in December 1995 were Jiangsu Tongyun Group Company (5%), Bexi Iron and Steel Company (10%), China Automobile Import and Export Company (5%) and the New Companies (80%), exactly the same ownership structure as TY Container at that time. In April 1996, the Company began the process of liquidating the New Companies, which resulted in the distribution of their interests in TY Container and Tongsheng to CCHL-BVI (the "Liquidation"). Since the completion of the Liquidation, which occurred in June 1996, CCHL-BVI directly holds 80% of each of TY Container and Tongsheng.


        JIANGSU TONGYUN GROUP COMPANY

        Jiangsu Tongyun Group Company ("TYG"), a Yangzhou City owned holding company with equity interests in thirteen enterprises in Jiangsu Province, has a 5% direct interest in TY Container Group and also owns a 100% interest in Jiangyang Automobile (H.K.), which had owned 40% of TY Container Group directly and currently owns 50% of Sinocity which owns 80.275% of Holdings, which indirectly owns 80% of TY Container Group. Jiangsu Tongyun Group Trading Company ("TYG Trading Co.") and Jiangyang Automobile Company ("JAC") are wholly owned subsidiaries of TYG. Mr. Li Haixing, a director of TY Container Group, is also the General Manager of TYG Trading Co.

        In 1996, Tongsheng executed an agreement with TYG Trading Co. under which TYG Trading Co. agreed to provide certain services for Tongsheng (see Item
1. -"BUSINESS - Subsidiaries - Description of TY Container and Tongsheng - Markets"). These services include the purchase of raw materials, the design of
-------
containers to be made to customer specifications, and certain sales support services, such as scheduling deliveries and arranging the lease of containers to be delivered on a "Free Used" basis. This agreement is virtually identical to an agreement entered into by TY Container and TYG Trading Co. in 1995. In November 1996, TYG Trading Co. agreed to waive the payment by TY Container Group of any amounts accruing under the agreements for 1996, in recognition of the difficult competitive situation faced by TY Container Group. In connection with its agreement with TYG Trading Co., in 1995 TYC made a US$429,000 loan to TYG Trading Co., which was unsecured and interest free. The proceeds of this loan were used to expand the operations of TYG Trading Co. in order to enable it to meet its obligations under the agreement with TYC. The principal balance of such loan as of December 31, 1996 was US$312,000.

        In 1996, TY Container Group made a loan in the amount of US$274,000 to TYG. This loan is unsecured and interest free.

        In 1996, TYG entered into an agreement (the "TYG Agreement") with the China Railway Container Transportation Center ("CRCT"), pursuant to which TYG agreed to supply CRCT with 25,000 TEU of containers. TYG then entered into an agreement with TY Container Group whereby TY Container Group would supply 18,000 TEU to the CRCT, on the identical terms and conditions as those set forth in the TYG Agreement, in exchange for a total purchase price of US$52,034,400, payable, as in the TYG Agreement, in 32 quarterly installments.

        In 1996, TYG guaranteed TY Container's obligations under its working capital loan agreement with the Bank of China to the extent of US$37 million.


        OCEAN ASIA INTERNATIONAL LTD.

        Ocean Asia is a 100% beneficially owned subsidiary of TYG. Mr. Cheung Sau Yung, Chairman of the Board of Directors, President and Chief Executive Officer of Holdings, a director of CCHL-BVI, and a director and former General Manager of TY Container Group, is also Chairman of the Board of Directors of Ocean Asia. In addition, Mr. Cheung holds 95% of the shares of Ocean Asia in his name for the benefit of TYG, pursuant to a declaration of trust.

        In 1994, TY Container purchased certain raw materials, including plywood, paint and steel, from Ocean Asia for an aggregate purchase price of US$4,700,000. Included in that amount was a deposit of US$2,000,000 for the purchase of steel. The steel was not delivered on schedule and TY Container canceled the contract. In 1995, Ocean Asia agreed to repay the deposit in four equal monthly installments, beginning in February 1996. The deposit has been repaid in full.

        In 1993, 1994 and 1995, TY Container made a series of loans to Ocean Asia. These loans were unsecured and bore interest at a floating market rate. As December 31, 1996, the aggregate principal balance of such loans was $2,489,000. In October 1997, TYG assumed liability for such loans and agreed to repay them in full.

        In 1996, TY Container Group purchased components used in the manufacture of containers from Yangzhou Tongda Forging Ltd. ("Tongda") in the amount of US$1,750,000 and from Wuxi Tongfa Economic & Technical Development Company Ltd. ("Wuxi") in the amount of US$500,000. In addition, Reefer purchased components from Tongda in the amount of US$200,000. Ocean Asia owns 25% of Tongda and 70% of Wuxi. TY Container owns 35.57% of Tongda and 10% of Wuxi, and Mr. Cheung is also a director of each of Tongda and Wuxi.


        WIDE SHINE DEVELOPMENT LIMITED

        Wide Shine Development Limited, a Hong Kong company ("Wide Shine"), is a wholly-owned subsidiary of China National Foreign Trade Transportation Corporation which was organized in 1988. Wide Shine is engaged in container cargo transportation and container leasing and handling, and operates a shipping agency for container liner services. Prior to the Reorganization, Wide Shine directly owned 10% of the shares of TY Container. Following the Reorganization, Wide Shine became a 12.5% shareholder in Sinocity, which currently owns 80.275% of the shares of Holdings, which indirectly owns 80% of the shares of TY Container. Mr. Liu, a director of Holdings and of TY Container, is also a director and General Manager of Wide Shine.

        In 1996, Wide Shine purchased containers from TY Container Group and Reefer at market prices and subject to normal trade credit terms. These purchases amounted to US$28,899,000.

        Wide Shine owns 25% of Yangzhou Tongjiang Container Fittings Company Ltd. ("Tongjiang"). TY Container also owns 10% of Tongjiang. During 1996, TY Container Group purchased components used in the manufacture of containers from Tongjiang at below market prices and subject to normal trade credit terms. These purchases amounted to US$500,000. The favorable prices received by TY Container are primarily the result of the large volume of such components purchased from Tongjiang, accounting for approximately 50% of Tongjiang's production.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     a. A list of the financial statements filed herewith is set forth in the Index to Financial Statements attached hereto and incorporated herein by reference.

     b. The Exhibits filed herewith are identified in the Exhibit Index attached hereto, which Exhibits are incorporated herein by reference.

                       CHINA CONTAINER HOLDINGS LIMITED

                                 EXHIBIT INDEX



Exhibit No.                       Description                        Page No.
----------                        -----------                        -------

3(1)*           Articles of Incorporation of Registrant, filed
                August 8, 1985.

3(2)* Articles of Amendment to the Articles of Incorporation of Registrant, filed April 16, 1986
                (changed name to Dial-A-Brand).

3(3)* Articles of Amendment to the Articles of Incorporation of Registrant, filed May 15, 1995
                (changed name to China Container Holdings Limited and authorized issuance of preferred stock).

3(4)*           By-Laws of Registrant.

3(5)+* Joint Venture Contract of Yangzhou Tongyun Container Company Ltd., as amended.

3(6)+* Articles of Association of Yangzhou Tongyun Container Company Ltd., as amended.

3(7)+* Joint Venture Contract of Yangzhou Tongsheng Container Co. Ltd., as amended.

3(8)+* Articles of Association of Yangzhou Tongsheng Container Co. Ltd., as amended.

3(9)+*          Joint Venture Contract of Yangzhou Tonglee Reefer
                Container Company Ltd.

3(10)+*         Articles of Association of Yangzhou Tonglee Reefer
                Container Company Ltd.

10(1)* Sales Agreement, dated March 27,1996, between Yangzhou Tongyun Container Company Ltd. and Container Trade and Service, Ltd.

10(2)+* Employment Agreement, dated January 1, 1996, between Yangzhou Tongyun Container Company Ltd. and Mr. Cheung Sau Yung.

10(3)+* Service Agreement, dated April 1995, between Yangzhou Tongyun Container Company Ltd. and Jiangsu Tongyun Group Trading Company.

10(4)+* Service Agreement, dated June 1996, between Yangzhou Tongsheng Container Co. Ltd. and Jiangsu Tongyun Group Trading Company.

21*             Subsidiaries of Registrant.

27              Financial Data Schedule

* Incorporated by reference to the registrant's Registration Statement on Form 10, as amended.
+ English translation of Chinese language document

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        CHINA CONTAINER HOLDINGS LIMITED



                                        By /s/ Ma Tieyi
                                           -----------------------
                                           Ma Tieyi
                                           Secretary and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      SIGNATURE                      TITLE                              DATE
      ---------                      -----                              ----

/s/ Cheung Sau Yung      Chairman of the Board, Director,       November 7, 1997
----------------------   President and Chief Executive Officer
    Cheung Sau Yung


/s/ Ma Tieyi             Secretary and Treasurer                November 7, 1997
----------------------
    Ma Tieyi


/s/ Liu Jingxin          Director                               November 7, 1997
----------------------
    Liu Jingxin


/s/ Sung Hiu Ngan        Director                               November 7, 1997
----------------------
    Sung Hiu Ngan

                        CHINA CONTAINER HOLDINGS LIMITED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Pages


Report of independent auditors                                              F-1
Consolidated statements of income for each of the years                     F-2
  ended December 31, 1994, 1995 and 1996
Consolidated statements of changes in shareholders' equity                  F-3
  for each of the years ended December 31, 1994, 1995 and 1996
Consolidated balance sheets as at December 31, 1995 and 1996                F-4
Consolidated statements of cash flows for each of the years                 F-6
  ended December 31, 1994, 1995 and 1996
Notes to consolidated financial statements                                  F-8

                       Consolidated Financial Statements


                        CHINA CONTAINER HOLDINGS LIMITED

                        December 31, 1994, 1995 and 1996

CHINA CONTAINER HOLDINGS LIMITED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 Pages


Report of independent auditors                                    F-1

Consolidated statements of income for each of the years
  ended December 31, 1994, 1995 and 1996                          F-2

Consolidated statements of changes in shareholders' equity
  for each of the years ended December 31, 1994, 1995 and 1996    F-3

Consolidated balance sheets as at December 31, 1995 and 1996      F-4

Consolidated statements of cash flows for each of the years
  ended December 31, 1994, 1995 and 1996                          F-6

Notes to consolidated financial statements                        F-8

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
China Container Holdings Limited


We have audited the accompanying consolidated balance sheets of China Container Holdings Limited and its subsidiaries (the "Group") as of December 31, 1995 and 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Group as at December 31, 1995 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with accounting principles generally accepted in the United States of America.



ERNST & YOUNG


Hong Kong
16 May 1997

CHINA CONTAINER HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 and 1996

(Amounts in thousands, except for share data)


                                                        Year ended December 31
                                           ------------------------------------------------
                                            Notes        1994         1995         1996
                                                          US$          US$         US$

NET SALES
Related parties                               10           1,439          959       43,411
Other parties                                             78,332       88,306       49,389
                                                        --------    ---------   ----------

                                                          79,771       89,265       92,800

COST OF SALES                                           ( 68,645)    ( 75,243)    ( 88,478)

SELLING AND ADMINISTRATIVE EXPENSES                     (  3,789)    (  4,238)    (  6,251)

ALLOWANCES FOR DOUBTFUL OTHER
  RECEIVABLES                                                  -            -     (    119)

PROVISION FOR NET REALIZABLE VALUE
  OF INVENTORIES                                               -            -     (    177)
                                                        --------    ---------   ----------

                                                           7,337        9,784     (  2,225)

FINANCIAL EXPENSES, NET                        5        (  1,213)    (  2,082)    (  3,727)

OTHER INCOME/(EXPENSES), NET                   6             640     (    212)          14

REORGANIZATION EXPENSES                        7               -     (  1,382)           -
                                                        --------    ---------   ----------

INCOME/(LOSS) BEFORE INCOME TAXES                          6,764        6,108     (  5,938)

INCOME TAXES                                   8        (    742)    (    992)    (    160)
                                                        --------    ---------   ----------

                                                           6,022        5,116     (  6,098)

SHARE OF NET LOSSES OF ASSOCIATED
  COMPANIES                                             (     90)    (  1,308)    (    816)
                                                        --------    ---------   ----------

INCOME/(LOSS) BEFORE MINORITY INTERESTS                    5,932        3,808     (  6,914)

MINORITY INTERESTS                                      (  1,187)    (  1,038)       2,240
                                                        --------    ---------   ----------

NET INCOME/(LOSS)                                          4,745        2,770     (  4,674)
                                                        ========    =========   ==========

NET INCOME/(LOSS) PER SHARE                    4(k)         0.19         0.11     (   0.19)
                                                        ========    =========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CONTAINER HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEAR ENDED DECEMBER 31, 1996

(Amounts in thousands, except for share data)


                                                                           Retained
                                                       Additional          earnings/        Currency
                                              Paid-up   paid-in        (accumulated      translation
                                     Notes    Capital   capital    Reserves   losses)    adjustments       Total
                                                US$       US$        US$      US$             US$           US$

Balance at January 1, 1994                         25       3,882       811      2,026        (  523)       6,221

Net income                                          -           -         -      4,745             -        4,745
Transfer to reserves                   27           -           -     2,157    ( 2,157)            -            -
Currency translation adjustments                    -           -         -          -           276          276
Dividends (US$0.13 per share)          4(l)         -           -         -    ( 3,292)            -     (  3,292)
                                              -------  ----------    ------   --------        ------   ----------

Balance at December 31, 1994                       25       3,882     2,968      1,322        (  247)       7,950

Net income                                          -           -         -      2,770             -        2,770
Transfer to reserves                   27           -           -     2,911    ( 2,911)            -            -
Currency translation adjustments                    -           -         -          -           137          137
Reorganization expenses                 7           -         801         -          -             -          801
                                              -------  ----------    ------   --------        ------   ----------

Balance at December 31, 1995                       25       4,683     5,879      1,181        (  110)      11,658

Net loss                                            -           -         -    ( 4,674)            -     (  4,674)
Transfer to reserves                   27           -           -     1,724    ( 1,724)            -            -
Currency translation adjustments                    -           -         -          -            46           46
                                              -------  ----------    ------   --------        ------   ----------

Balance at December 31, 1996                       25       4,683     7,603    ( 5,217)       (   64)       7,030
                                              =======  ==========    ======   ========        ======   ==========

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CONTAINER HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 1996

(Amounts in thousands, except for share data)



                                                           December 31
                                                     -----------------------
                                                     Notes   1995     1996
                                                              US$      US$

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                    7,431     2,873
Accounts receivable                                          7,642     6,188
Deposits and other receivables, net of allowances
  of Nil in 1995 and US$119 in 1996                          9,996     7,544
Inventories, net of provision of Nil in 1995
  and US$177 in 1996                                     9  21,605    41,804
Deferred income taxes                                           84         -
Amounts due from associated companies                   10   1,234       908
Amounts due from related companies                      10   3,757     6,181
                                                            ------  --------

TOTAL CURRENT ASSETS                                        51,749    65,498

INTANGIBLE ASSETS                                       13     499     2,864

FIXED ASSETS                                            14   6,335    23,137

CONSTRUCTION IN PROGRESS                                15   5,325       747

INTERESTS IN ASSOCIATED COMPANIES                       16   5,826     2,009

AMOUNTS DUE FROM RELATED COMPANIES                      10     670    15,783

OTHER ASSETS                                            17     901     1,317
                                                            ------  --------

TOTAL ASSETS                                                71,305   111,355
                                                            ======  ========


The accompanying notes are an integral part of these consolidated financial statements.

CHINA CONTAINER HOLDINGS LIMITED

AS AT DECEMBER 31, 1996

(Amounts in thousands, except for share data)



                                                       December 31
                                           ----------------------------
                                             Notes    1995         1996
                                                       US$         US$

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans and overdrafts                     18      48,175      80,758
Accounts payable                                       3,705      14,428
Accrued liabilities and other payables                 1,803       4,735
Income taxes payable                                     274           -
Amount due to an associated company           10           -         320
Amount due to a related company               10       2,630         191
                                                      ------     -------

TOTAL CURRENT LIABILITIES                             56,587     100,432

MINORITY INTERESTS                                     3,060       3,893
                                                      ------     -------
                                                      59,647     104,325
                                                      ------     -------

COMMITMENTS AND CONTINGENCIES                 21

SHAREHOLDERS' EQUITY
Share capital - shares of
  100,000,000 common stock of US$0.001
  each and 5,000,000 preferred stock of
  US$0.01 each authorised; shares
  of 25,000,273 common stock of
  US$0.001 each outstanding                   19          25          25
Additional paid-in capital                    19       4,683       4,683
Reserves                                      27       5,879       7,603
Retained earnings/(accumulated losses)        27       1,181     ( 5,217)
Currency translation adjustments                     (   110)    (    64)
                                                      ------     -------
                                                      11,658       7,030
                                                      ------     -------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                71,305     111,355
                                                      ======     =======



The accompanying notes are an integral part of these consolidated financial statements.

CHINA CONTAINER HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 1996

(Amounts in thousands, except per share data)



                                                              Year ended December 31
                                                         --------------------------------
                                                           1994       1995        1996
                                                            US$        US$        US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                           4,745      2,770     ( 4,674)
Adjustments to reconcile net income to net cash
  provided by/(used in) operating activities:
    Minority interests                                      1,187      1,038     ( 2,240)
    Reorganization expenses                                     -        801           -
    Amortisation                                               71         61          67
    Depreciation                                              714        805       1,901
    Allowances for doubtful debts                               -          -         119
    Provision for net realizable value of inventories           -          -         177
    Loss on disposal of fixed assets                            5          7           -
    Share of net losses of associated companies                90      1,308         816
    Deferred income taxes                                 (   312)         -          84
    Foreign exchange losses/(gain)                        (   594)    (  486)        199
Decrease/(increase) in assets:
  Accounts receivable                                     (   657)    (6,172)      1,907
  Deposits and other receivables                              645     (7,872)      3,135
  Inventories                                               3,280     (  343)    (13,625)
  Amounts due from associated companies                   (  294)     (  926)    (   127)
  Amounts due from related companies                      (  767)         29     ( 1,977)
Increase/(decrease) in liabilities:
  Accounts payable                                        ( 1,530)     1,814      10,065
  Accrued liabilities and other payables                      132     (  917)      2,760
  Income taxes payable                                        287     (  358)    (   273)
  Amount due to an associated company                         126     (  130)        320
  Amount due to a related company                               -      2,620     ( 3,059)
                                                          -------   --------    --------
Net cash provided by/(used in) operating activities         7,128     (5,951)    ( 4,425)
                                                          -------   --------    --------

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CONTAINER HOLDINGS LIMITED

FOR THE YEAR ENDED DECEMBER 31, 1996

(Amounts in thousands, except for share data)



                                                                 Year ended December 31
                                                       ------------------------------------------
                                                       Note     1994         1995        1996
                                                                 US$          US$        US$

CASH FLOWS USED IN INVESTING
  ACTIVITIES
Purchases of fixed assets                                      (    803)   (    711)    (    113)
Increase in construction in progress                                  -    (  5,306)    (  5,924)
Increase in investments in associated companies                (  4,900)   (  1,161)    (     60)
Proceeds from the sale of fixed assets                                -          37            -
Increase in other assets                                       (     37)   (    589)    (    416)
Purchase of Tonglee (net of cash acquired)               12           -           -          468
Advances to a related company                                       122           -     ( 15,113)
                                                                -------    --------   ----------

Net cash used in investing activities                          (  5,618)   (  7,730)    ( 21,158)
                                                                -------    --------   ----------

CASH FLOWS PROVIDED BY/(USED
  IN) FINANCING ACTIVITIES
Dividends paid                                                 (  2,474)   (  2,692)           -
Dividends paid to minority interests                           (    618)   (    673)           -
Repayments of bank loans and overdrafts                        ( 31,250)   ( 14,045)    ( 15,499)
Proceeds from bank loans and overdrafts                          32,382      36,599       36,858
Exchange differences on bank loans
  denominated in foreign currencies                                 594         486     (    199)
                                                                -------    --------   ----------
Net cash provided by/(used in) financing activities            (  1,366)     19,675       21,160
                                                                -------    --------   ----------

Exchange differences on cash and cash equivalents                    75    (    141)    (    135)
                                                                -------    --------   ----------

NET INCREASE/(DECREASE) IN
  CASH AND CASH EQUIVALENTS                                         219       5,853     (  4,558)

Cash and cash equivalents, at beginning of year                   1,359       1,578        7,431
                                                                -------    --------   ----------

Cash and cash equivalents, at end of year                         1,578       7,431        2,873
                                                                =======    ========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)


1.   FUNDAMENTAL ACCOUNTING CONCEPT

     These financial statements have been prepared assuming the Group will continue as a going concern because management anticipates the Group's bankers will continue to provide adequate banking facilities for the foreseeable future to enable the Group to meet its day-to-day commitments as and when they fall due. In addition, the Company's controlling shareholders have agreed to provide adequate funds for the Group to meet its liabilities as they fall due.


2.   ORGANIZATION AND PRINCIPAL ACTIVITIES

     China Container Holdings Limited ("China Container") was formerly known as Dial-A-Brand, Inc. ("DAB") which was incorporated in the State of Nevada, the United States of America.

     China Container Holdings Limited ("CCHL(BVI)") was incorporated in the British Virgin Islands on November 16, 1994 and became a wholly-owned subsidiary of China Container on May 10, 1995.

     Yangzhou Tongyun Container Company Limited ("TYC") was established as a Sino-foreign joint venture company in the People's Republic of China (the "PRC") on March 27, 1989 with a tenure of 15 years. The tenure can be extended by agreement with the joint venture partners after obtaining the necessary approval from the relevant government agencies. TYC's principal activity is the manufacturing of international standard commercial freight containers in the PRC.

     Pursuant to certain restructuring agreements (the "Reorganization"), each of the 5 of the 8 original shareholders, holding an 80% interest in TYC in aggregate (the "Foreign TYC Shareholders"), transferred their interests in TYC into their respective newly incorporated subsidiaries (the "New Companies") and transferred into Sinocity Group Limited, a then newly incorporated company ("Sinocity") their respective holdings in the New Companies in exchange for a pro rata share of the shares of Sinocity. Sinocity then transferred its interests in the New Companies to the then newly formed CCHL(BVI) in exchange for 95% of the shares of CCHL(BVI). The remaining 5% interest in CCHL(BVI) was issued to a wholly-owned subsidiary of Broadsino Investment Company Limited ("Broadsino") in return for services provided by Broadsino in connection with the Reorganization. On June 24, 1996, the New Companies were liquidated and their interests in TYC were distributed to CCHL(BVI) (the "Liquidation").

     As a result of the Reorganization and the completion of the Liquidation, CCHL(BVI) directly holds 80% of the paid-up capital of TYC.

     Prior to the Reverse Acquisition (defined hereinafter), DAB had 4,474,658 shares of common stock, par value US$0.001 per share, issued and outstanding. In connection with the Reverse Acquisition and immediately prior thereto, the following transactions occurred:

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)


2.   ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

     (i) retirement of 797,500 shares of common stock previously held by DAB as treasury stock;

    (ii) DAB sold the then existing business of DAB including all of its assets and liabilities as at May 10, 1996, to Dial-A-Brand, Inc, a then newly formed Delaware corporation ("DAB-Delaware"), in exchange for all of the issued and outstanding shares of common stock of DAB-Delaware;

    (iii) the former majority shareholder of DAB agreed to acquire from DAB all of the issued and outstanding common stock of DAB-Delaware in exchange for 1,784,400 shares of DAB's common stock and an indemnity from such shareholder with respect to any contingent liabilities relating to the former business of DAB. The 1,784,400 shares of common stock received were then cancelled by DAB;

     (iv) a reverse stock split of 7 to 1 of DAB's then existing issued and outstanding common stock into 270,667 shares of DAB's common stock of US$0.001 each, which, because of the practice of rounding up for each existing stock certificate, resulting in 273 additional shares; and

     (v) the issuance of 979,606 shares of DAB's common stock, par value US$0.001 per share, to certain parties in return for services provided in relation to the Reverse Acquisition.

     As of May 10, 1995, pursuant to a stock purchase agreement (as amended by a supplementary agreement, the "Agreement") among Sinocity, Broadsino, CCHL(BVI) and DAB, DAB acquired the entire issued and outstanding share capital of CCHL(BVI). In exchange, DAB issued 21,875,000 shares of its common stock to the former shareholders of CCHL(BVI) (and their designee) on a pro rata basis, and 1,875,000 shares of its common stock to Gordon Capital Limited for services rendered in connection with the Reverse Acquisition, representing a 87.5% and 7.5% holding, respectively, in China Container's shares of common stock outstanding after the Reverse Acquisition.

     On May 10, 1995, DAB changed its name to China Container Holdings Limited.

     The above transactions have been treated as a recapitalization of CCHL(BVI) with CCHL(BVI) as the acquirer (the "Reverse Acquisition"). Accordingly, the historical financial statements of China Container for the period prior to May 10, 1995 are those of CCHL(BVI) or TYC (prior to the Reorganization) except for paid-in capital which represent that of DAB immediately after the Reverse Acquisition.

     Subsequent to the Reverse Acquisition, China Container's principal activity is the management of the business of its indirectly held operating subsidiaries.

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)


2.   ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

     In the opinion of the directors of China Container, the above Reorganization and Reverse Acquisition constitute a reorganization under common control and subsequent to which, the ultimate control of TYC remains substantially the same as before the Reorganization and the Reverse Acquisition.

     Yangzhou Tonglee Reefer Containers Company Limited ("Tonglee") was established as a Sino-foreign joint venture company in the PRC on December 31, 1993 with a tenure of 20 years with a total registered capital of US$8,000. Tonglee's principal activity is the manufacturing of reefer containers in the PRC. As at January 1, 1996. TYC increased its shareholding in Tonglee from 50% to 51% for US$80. The remaining 49% interest is held by TYG (19%), Singapore Namlee Steel (Private) Limited (25%) and Han Jiang Liu Wei Agricultural Industrial Commercial Company (5%). Due to the acquisition of control by TYC, the results of Tonglee were consolidated into China Container since January 1, 1996.

     Yangzhou Tongsheng Container Company Limited ("Tongsheng") was established by the Group (80%) and the existing PRC holders of TYC (20%) as a Sino-foreign joint venture company in the PRC on December 21, 1995 with a tenure of 15 years with a total registered capital of US$4,800. The tenure can be extended by agreement with the joint venture partners after obtaining the necessary approval from the relevant government agencies. Tongsheng's principal activity is the manufacturing of international standard commercial freight containers in the PRC. As at January 31, 1996, the Group injected capital of US$4,800 into Tongsheng in the same proportion, and in exchange for the same shareholdings, as in TYC.

     Yingkou Tongyun Container Company Limited ("Yingkou") was established as a Sino-foreign joint venture company in the PRC on June 29, 1995 with a tenure of 50 years with a total registered capital of US$10,000. Yingkou's principal activity is expected to be the manufacturing of international standard commercial freight containers in the PRC. CCHL(BVI) holds an 80% interest in Yingkou. The remaining 20% interest of Yingkou is equally held by 2 shareholders of the Group. No capital has yet been paid by the shareholders and Yingkou has not yet commenced operation.


3.   BASIS OF PRESENTATION

     The consolidated financial statements of the Group have been prepared based on TYC's historical financial statements for the years ended December 31, 1994 and 1995 and to give effect to the Reorganization and the Reverse Acquisition as set out in note 1 to these consolidated financial statements as if they had been completed prior to January 1, 1994.

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)


3.   BASIS OF PRESENTATION (continued)

     The consolidated financial statements of the Group are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory financial statements of the Group's subsidiaries in the PRC which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to Sino-foreign joint venture companies in the PRC.

     The principal adjustment made to conform the statutory financial statements of the Group's subsidiaries in the PRC to US GAAP is the reclassification of the staff bonus and welfare reserve appropriation from reserves to a charge to income, the timing of recognising sales revenue and recording expenses, write off of pre-operating expenses and the basis of providing depreciation of fixed assets.


4.   PRINCIPAL ACCOUNTING POLICIES

     (a)  Cash and cash equivalents
          -------------------------
          The Group considers cash and cash equivalents to include cash on hand and deposits with banks with an original maturity of three months or less.

     (b)  Inventories
          -----------
          Inventories are stated at the lower of cost and market value. Cost is determined on the weighted-average basis and in the case of work in progress and finished goods, comprises direct materials, direct labor and an appropriate proportion of overheads.

     (c)  Fixed assets and depreciation
          -----------------------------
          Fixed assets are stated at cost less accumulated depreciation. Depreciation of fixed assets is calculated on the straight-line basis to write off the cost less estimated residual value of each asset over its estimated useful life. The principal annual rates used for this purpose are as follows:

          Buildings                             7%
          Plant, machinery and equipment       10%
          Motor vehicles                       20%
          Office equipment                     20%

          No depreciation is provided on construction in progress until the asset is completed and put into productive use.

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)


4.   PRINCIPAL ACCOUNTING POLICIES (continued)

     (d)  Construction in progress
          ------------------------
          Construction in progress represents plant and machinery and other fixed assets under construction or installation and is stated at cost. Cost comprises direct costs of construction and installation as well as interest charges on related borrowed funds. Capitalization of interest charges ceases when an asset is ready for its intended use. Construction in progress is transferred to fixed assets upon commissioning when it is capable of producing saleable output on a commercial basis.

     (e)  Intangible assets
          -----------------
          Intangible assets mainly represent land use rights and the technical knowledge for the production of reefer containers contributed as capital by a shareholder of Tonglee. Amortisation is provided on the straight-line basis over the remaining tenure of the joint venture.

     (f)  Associated companies
          --------------------
          An associated company is a company, not being a subsidiary, in which the Group exerts significant influence.

          The Group's share of the associated companies' post-acquisition results is included in the consolidated statements of income under the equity method of accounting. The Group's investments in associated companies are stated at cost plus the Group's share of the associated companies' post-acquisition results and capital transactions.

     (g)  Revenue recognition
          -------------------
          Sales represent the invoiced value of goods sold, net of returns. Revenue is recognised upon delivery to customers or in the case of bill and hold transactions, revenue is recognised when risks and legal title of the goods are passed to customers according to the contract terms.

     (h)  Foreign currency translation
          ----------------------------
          The Group's financial records are maintained in Renminbi ("RMB"), the national currency of the PRC, which is the functional currency of the Group.

          Foreign currency transactions are translated into RMB using the applicable rates of exchange quoted by the People's Bank of China (the "Exchange Rates"). Monetary assets and liabilities denominated in foreign currencies are translated into RMB at the applicable Exchange Rates at the respective balance sheet dates. The resulting exchange gains or losses are credited or charged to the Group's consolidated statements of income.

          The market risks associated with changes in exchange rates and the restrictions over the convertibility of RMB into foreign currencies are discussed in note 22 to the consolidated financial statements.

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)


4.   PRINCIPAL ACCOUNTING POLICIES (continued)

     (h)  Foreign currency translation (continued)
          ----------------------------------------
          These financial statements have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. Assets and liabilities have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of shareholders' equity.

     (i)  Income taxes
          ------------
          A deferred tax liability is recognized for all significant taxable temporary differences and a deferred tax asset is recognized for all significant deductible temporary differences carryforwards. A valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax asset will not be realised.

     (j)  Retirement benefits
          -------------------
          Retirement benefits are charged to the statements of income based on the contributions to an insurance company (note 23).

     (k)  Net income/(loss) per share
          ---------------------------
          The calculation of net income/(loss) per share is based on an aggregate of 25,000,273 shares of common stocks outstanding as if the Reverse Acquisition had been completed as at January 1, 1994 (note
          19).

     (l)  Dividends per share
          -------------------
          Dividends are the amount paid/payable to the then shareholders of TYC prior to the Reorganization.

          Dividends per share is based on an aggregate of 25,000,273 shares of common stock outstanding as if the Reverse Acquisition had been completed at January 1, 1994 (note 19).

     (m)  Use of estimates
          ----------------
          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)


5.   FINANCIAL EXPENSES, NET

     Financial expenses, net represent:

                                            Year ended December 31
                                        ------------------------------
                                          1994      1995       1996
                                           US$      US$        US$

Bank loan interest                      ( 1,863)   ( 3,173)   ( 4,879)
Less: Bank loan interest capitalized
in construction in progress                  -         258        389
                                        -------   --------   --------
                                        ( 1,863)   ( 2,915)   ( 4,490)

Interest income                             238        375        962
Foreign exchange gains/(losses), net        412        458    (   199)
                                        -------   --------   --------

                                        ( 1,213)   ( 2,082)   ( 3,727)
                                        =======   ========   ========


6.   OTHER INCOME/(EXPENSES), NET

     Other income/(expenses), net represent:

                                                     Year ended December 31
                                                     -----------------------
                                                      1994     1995    1996
                                                       US$      US$    US$

Professional fee received in respect of technical
assistance provided to an associated company            589        -       -
Other                                                    51   (  212)     14
                                                       ----   ------   -----

                                                        640   (  212)     14
                                                       ====   ======   =====

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)


7.   REORGANIZATION EXPENSES

     Concurrent with the Reorganization and the Reverse Acquisition set out in
     note 1 to the financial statements, reorganization expenses were incurred which reduced net income by US$1,382. The reorganization expenses included
     (i) US$581 of related audit and consultancy fees incurred, and (ii) US$801 which represented the fair value of (a) the 5% of the issued and outstanding shares of CCHL-BVI received by a wholly-owned subsidiary of Broadsino in connection with the Reorganization, and (b) the 12.5% of the issued and outstanding shares of the common stock of China Container held by the shareholders of DAB prior to the Reverse Acquisition and by certain other parties who received restricted shares of common stock in exchange for services rendered in connection with the Reverse Acquisition. The amount of the expenses in (a) and (b) above were determined based on the fair value of CCHL-BVI's net assets as determined by an appraisal performed by an independent PRC appraiser, adjusted for factors affecting the transferability of the shares.


8.   INCOME TAXES

     Income taxes on profits from PRC operations for the years was as follows:

                           Year ended December 31
                          -----------------------
                            1994     1995   1996
                            US$      US$     US$

Current                      1,054     992     76
Deferred                  (    312)      -     84
                             -----   -----  -----

                               742     992    160
                             =====   =====  =====

     It is management's intention to reinvest all the income attributable to China Container earned by its operations outside the United States as at December 31, 1996. Accordingly, no United States corporate income taxes have been provided in these financial statements.

     Under the current British Virgin Islands' law, dividends that the Group will distribute in future, and capital gains arising from the Group's investments are not subject to income taxes in the British Virgin Islands.

     TYC, Tonglee and Tongsheng (collectively "the PRC subsidiaries") are Sino-foreign equity joint venture companies governed by the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and various local income tax laws (the "Income Tax Laws").

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)


8.   INCOME TAXES (continued)

     In the Yangzhou District, where TYC is located, the basic rate of income tax applicable to TYC exclusive of the local income tax is 24%. TYC's local income tax liability of 3% is exempted by the local tax authorities. Pursuant to the Income Tax Laws, TYC was further exempted from income taxes for a period of two years commencing from the first profitable year (1990) and was entitled to a 50% tax exemption for the following three years. Thereafter, pursuant to tax concessions under the Income Tax Laws granted to companies engaged in export sales activities, TYC is further entitled to a 50% tax exemption for each of the years in which its export sales exceed 70% of its total sales.

     Giving effect to the above tax concessions, the actual tax rate for the three years ended December 31, 1994, 1995 and 1996 was 12% as the export sales of TYC exceed 70% of its total sales in the respective years.

     The PRC subsidiaries and TYC's associated companies are Sino-foreign equity joint venture companies and enjoy similar tax exemptions as TYC. No provision for PRC income taxes has been made for them as they either incurred a loss or were in their tax holiday period during the relevant years.

     The tax benefit to the PRC subsidiaries as a result of the tax holiday for the year ended December 31, 1994, 1995 and 1996 amounted to US$812, US$733 and Nil (China Container: US$650, US$586 and Nil), respectively. The effective tax benefit per share for China Container for each of the years ended December 31, 1994, 1995 and 1996 amounted to US$0.03, US$0.02 and Nil, respectively.

     A reconciliation of the effective income tax rates (excluding the reorganization expenses) with the statutory income tax rate in the PRC is as follows:

                                                             Year ended December 31
                                                           ------------------------
                                                             1994     1995     1996

Statutory tax rate                                           24.0%    24.0%   (24.0%)
Tax holiday                                                 (12.0%)  (12.0%)   15.0%
Item which give rise to no tax benefit:
Net loss of China Container                                     -        -     11.2%
Other items                                               (  1.0%)     1.0%     0.5%
                                                           ------    -----    -----

                                                             11.0%    13.0%     2.7%
                                                           ======    =====    =====

     Accumulated losses of the China Container's foreign subsidiaries amounted to US$3,049 at December 31, 1996 (1995: undistributed earnings of US$2,563).

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)


9.   INVENTORIES

     Inventories comprise:

                                                               December 31
                                                             ---------------
                                                             1995       1996
                                                            US$          US$

Raw materials                                              16,828     20,801
Work in progress                                                -      4,283
Finished goods                                              4,777     16,897
                                                           ------    -------

                                                           21,605     41,981
Less: Provision for net realizable value of inventories         -    (   177)
                                                           ------    -------

                                                           21,605     41,804
                                                           ======    =======

Provision for net realisable value of inventories of US$177 was provided in 1996 (1995: Nil).

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)


10.  RELATED PARTY BALANCES AND TRANSACTIONS

     (i) The amounts due from related companies, Jiangsu Tongyun Group Company (formerly known as Jiangyang Automobile Company, "TYG"), Ocean Asia International Limited ("Ocean Asia"), Jiangsu Tongyun Trading Company ("Jiangsu Tongyun") and Wide Shine Development Limited ("WSD") comprise:

                                         December 31
                                        --------------
                                        1995    1996
                                        US$      US$

Loan receivable from Ocean Asia         2,566    2,489
Trade receivable from Ocean Asia          157        -
                                        -----  -------
                                        2,723    2,489

Loan receivable from Jiangsu Tongyun      429      312
Trade receivable from TYG                   -   16,412
Trade receivable from WSD               1,275    2,477
Loan receivable from TYG                    -      274
                                        -----  -------

                                        4,427   21,964
                                        =====  =======

Due within one year                     3,757    6,181
Due after more than one year              670   15,783
                                        -----  -------

                                        4,427   21,964
                                        =====  =======

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)


10.  RELATED PARTY BALANCES AND TRANSACTIONS (continued)

          TYG is a direct 5% owner of TYC and a 50% shareholder of Sinocity, the majority shareholder of China Container. Jiangsu Tongyun is a wholly-owned subsidiary of TYG. Ocean Asia is a wholly beneficially owned subsidiary of TYG in which Mr Cheung Sau Yung, a director of China Container, is also a director of Ocean Asia. In addition, Mr. Cheung Sau Yung holds 95% of the shares of Ocean Asia in his name for the benefit of TYG pursuant to a declaration of trust. WSD is a 12.5% shareholder of Sinocity.

          The loan receivable from Ocean Asia included a loan of US$331 (1995:
          US$331) made to Ocean Asia to acquire a building in Hong Kong in 1993. The loan receivable from Ocean Asia is unsecured and bears interest at market rates (weighted average of 8.49% and 7.09% as at December 31, 1995 and 1996 per annum, respectively). Interest income on the above loan receivable from Ocean Asia amounted to US$74, US$271 and US$166 for the years ended December 31, 1994, 1995 and 1996, respectively.

          Apart from an amount of US$853 (1995: US$992) receivable from WSD which is unsecured and bears interest at 4.75% per annum, the trade receivable from Ocean Asia and WSD and the loans receivable from Jiangsu Tongyun and TYG are unsecured and interest-free. Interest income received from WSD amounted to US$79, US$82 and US$82 for the years ended December 31, 1994, 1995 and 1996, respectively.

     (ii) Sale transactions with related parties are summarised as follows:

                                                         Year ended December 31
                                                         ----------------------
                                                           1994     1995    1996
                                           Notes           US$      US$     US$

WSD                                          a             1,439    959   28,899
China Railway Container
 Transportation Centre ("CRCT")              b                 -      -   14,512
                                                           -----  -----  -------

                                                           1,439    959   43,411
                                                           =====  =====  =======

          (a) The PRC subsidiaries sold containers to WSD, which is subject to normal trade credit terms.

          (b) In August 10, 1996, TYG entered into a sales contract with CRCT to sell an agreed quantity of containers to CRCT. The sales revenue is to be settled by 32 equal quarterly instalments.

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)


10.  RELATED PARTY BALANCES AND TRANSACTIONS (continued)



        (b)  (continued)

             On August 18, 1996, TYG entered into an agreement with TYC to allocate 18,000 containers of the container supply contract to TYC, with the same repayment terms as agreed with CRCT. During the year ended December 31, 1996, 7,853 containers with a total sales value of US$14,512 were delivered to CRCT. The face value of the related trade receivable from TYG, before discounting for the implicit 8% interest element, amounted to US$22,559. The trade receivable from TYG is unsecured, and is repayable on a quarterly basis.

(iii) Other transactions with related companies are summarised as follows:

                                                        Year ended December 31
                                                 --------------------------------------
                                                  1994             1995            1996
                                                   US$             US$              US$
Purchases of raw materials
 from Yangzhou Tongda                               412             667               9
Purchases of raw materials from Ocean Asia        4,700               -               -
Sales commissions paid to Ocean Asia                288               -               -
Sales commissions paid to WSD                       281               -               -
Service charge paid to TYG for the
 provision of staff messing services                191               -               -
                                                 ======            ====            ====

     (iv) The amounts due from/to associated companies are unsecured, bear interest at market rates (weighted average of 8.49% and 7.09% as at December 31, 1995 and 1996 per annum, respectively) and are repayable on demand.

     (v) The amount due to a related company, Singapore Namlee Steel (Private) Ltd, a direct 25% owner of Tonglee, is unsecured, non-interest bearing and has no fixed terms of repayment.

     (vi) Pursuant to a sales and purchase agreement dated April 30, 1995, TYC purchased for a period of 15 years up to 2010 from Yangzhou Tonghua Semi-Trailer Co Ltd ("Tonghua") a right to use a site, a factory building and plant and machinery at an aggregate consideration of US$2,816. Tonghua is owned/controlled by TYG.

    (vii) Pursuant to a sales and purchase agreement dated November 25, 1995, TYC purchased a right to use a site and plant and machinery from TYG for a period of 10 years up to 2005 at a consideration of US$3,005. As at December 31, 1995, US$1,203 has been paid as a deposit for the purchase with the remainder being paid in January 1996.

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)

11.  TRANSACTIONS WITH STATE-OWNED ENTITIES

     A significant portion of the Group's transactions during the year ended December 31, 1996 has been undertaken, directly or indirectly, with State-owned enterprises in the PRC and on such commercial terms as determined between the relevant Chinese State-owned enterprises and the Group.


12.  PURCHASE OF YANGZHOU TONGLEE REEFER CONTAINERS COMPANY LIMITED

     On January 1, 1996, China Container's 80% subsidiary, TYC increased its shareholding in Tonglee from 50% to 51% for US$80. Due to the acquisition of control by TYC, the results of Tonglee were consolidated into China Container since January 1, 1996.

     The unaudited consolidated results of operations of China Container and its subsidiaries, on a pro forma basis as if Tonglee had been acquired as of January 1, 1994, are as follows:

                                                            Year ended
                                                            December 31
                                                            1994
                                                             (Unaudited)
                                                                 US$

Net sales                                                        79,771
Cost of sales                                                   (68,645)
Selling and administrative expenses                            (  3,789)
                                                                -------

                                                                  7,337
Financial expenses, net                                        (  1,213)
Other income/(expenses), net                                        640
Reorganization expenses                                               -
                                                                -------

Income before income taxes                                        6,764
Income taxes                                                   (    742)
                                                                -------

Income after income taxes                                         6,022
Shares of net losses of associated companies                   (     90)
                                                                -------

Income before minority interests                                  5,932
Minority interests                                             (  1,187)
                                                                -------

Net income                                                        4,745
                                                                =======
Pro forma earnings per share, based on
25,000,273 shares of common stock outstanding (note 4(k))          0.19
                                                                =======

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)

13.  INTANGIBLE ASSETS

Intangible assets comprise:
                              December 31
                             ------------
                             1995    1996
                             US$      US$
Cost:
Land use rights               501   2,007
Technical knowhow               -   1,000
Other                         123     123
                             ----  ------
                              624   3,130
                             ----  ------
Accumulated amortisation:
Land use right                125     186
Technical knowhow               -      80
Other                           -       -
                             ----  ------
                              125     266
                             ----  ------

                              499   2,864
                             ====  ======


     The PRC subsidiaries are required to pay a premium upon obtaining official certificates for the above land use rights. Further details are set out in note 21(i) to the consolidated financial statements.

14.  FIXED ASSETS


Fixed assets comprise:

                                     December 31
                                    -------------
                                    1995     1996
                                    US$       US$
Cost:
 Buildings                         1,839    6,644
 Plant, machinery and equipment    6,194   19,186
 Motor vehicles                    1,140    1,823
 Office equipment                    198      421
                                   -----  -------
                                   9,371   28,074
                                   -----  -------
Accumulated depreciation:
 Buildings                           538      894
 Plant, machinery and equipment    1,942    3,090
 Motor vehicles                      456      788
 Office equipment                    100      165
                                   -----  -------
                                   3,036    4,937
                                   -----  -------

Net book value                     6,335   23,137
                                   =====  =======

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)


15.  CONSTRUCTION IN PROGRESS

     Construction in progress comprises:


                           December 31
                           ------------
                           1995    1996
                           US$     US$

Rights to use sites        1,445      -
Plant and machinery        3,474    423
Interest capitalisation      259     30
Others                       147    294
                           -----  -----

                           5,325    747
                           =====  =====



16.  INTERESTS IN ASSOCIATED COMPANIES

     Interests in associated companies comprise:



                                                          December 31
                                                       ----------------
                                                        1995      1996
                                                        US$        US$

Unlisted shares, at cost                                 7,249     3,193
Share of post-acquisition profits less losses, net     ( 1,423)  ( 1,184)
                                                      --------   -------

                                                         5,826     2,009
                                                      ========   =======

     Particulars of the associated companies, all of which are registered in the People's Republic of China, are summarised as follows:

                            Registered             Equity holding     Tenure   Commencement
     Name of company           capital        held by the Company      years           date
                                               1995           1996
Yangzhou Tongda             US$1,050         35.57%          35.57%      15    March 11, 1994
 Forging Co. Ltd.
 ("Yangzhou Tongda")

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)


16.  INTERESTS IN ASSOCIATED COMPANIES (continued)


                                 Registered             Equity holding     Tenure  Commencement
      Name of company               capital        held by the Company      years          date
                                                  1995            1996

Yangzhou Tongyang                US$2,000          44%             44%        15     April 8, 1994
 Machinery Co. Ltd.
 ("Yangzhou Tongyang")

Beihai Tonghai                   US$4,500          25%             25%        15      February 19,
 Containers Co. Ltd.                                                                         1995

Yangzhou Universal              RMB30,000          25%             25%         #      May 29, 1994
 Commercial Building
 Shareholdings
 Co Ltd ("Yangzhou
 Universal")

Yangzhou Tonglee                 US$8,000          50%               -        20       December 8,
 Reefer Containers                                                                           1993
  Co. Ltd ("Tonglee")

 #   Yangzhou Universal is a company limited by shares with indefinite tenure.

     Other than Yangzhou Universal, the tenure of each of the other associated companies can be extended by agreement with the joint venture partners after obtaining the necessary approval from the relevant government agencies.

     On December 1, 1994, TYC entered into an agreement (the "Sale Agreement") with Metchem Company Limited ("Metchem") providing for the sale of its 44% interest in Yangzhou Tongyang to Metchem for a cash consideration of US$880. Mr Cheung Sau Yung, a director of China Container and TYC, is also a director of Metchem. On January 27, 1995, the Sale Agreement was duly approved by the PRC government authorities. However, due to the change in the investment plans of Metchem, Metchem decided to delay its investment in Yangzhou Tongyang and the sale of TYC's interest in Yangzhou Tongyang has, therefore, not yet been completed. Management is still in the process of negotiating with Metchem regarding the consummation of the sale.

     On January 1, 1996, TYC increased its shareholding in Tonglee from 50% to 51% for US$80. Due to the acquisition of control by TYC, Tonglee became a subsidiary of China Container (note 12).

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)


17.  OTHER ASSETS

     Other assets mainly comprise the Group's investment in some PRC companies. The investment is stated at cost. The Group exerts no significant influence over the PRC companies.


18.  BANK LOANS AND OVERDRAFTS

     The Company's bank loans and overdrafts comprise:



                                                               December 31
                                               Weighted     -----------------
                                                average     1995         1996
                                         interest rates     US$           US$

Short term bank loans and overdrafts:
 Denominated in US                        Floating -
                                          (note (i))       46,990       77,963
 Denominated in RMB                       Floating -
                                          (note (ii))       1,185        2,795
                                                          -------      -------

                                                           48,175       80,758
                                                          =======      =======

     Notes:

     (i)  8.49% and 7.09% at December 31, 1995 and 1996 per annum, respectively.

     (ii) 13.18% and 9.18% at December 31, 1995 and 1996 per annum, respectively.

     A bank has granted to TYC a US$54,000 and RMB10,000 (US$1,205) short term bank loan and overdraft facility which is renewable in 1997. In this facility, the bank has guaranteed the renewal of short term borrowings for a period of five years expiring in 2000 for an amount not less than US$44,000. TYC has also negotiated, as required, with the same bank for certain short term overdraft facilities to accommodate its additional financing requirements in excess of the foregoing facilities. Two other banks have granted TYC short term bank loans of US$7,980 and RMB3,000 (US$361). As at December 31, 1996, the extent of banking facilities utilized by TYC were US$60,980 and RMB13,000.

     The bank loans of TYC to the extent of US$26,000 (1995: US$26,000) are collateralized by a floating charge over all of TYC's inventories and fixed assets and to the extent of US$36,540 (1995: US$19,202) are guaranteed by TYG.

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)


18.  BANK LOANS AND OVERDRAFTS (continued)

     A bank has also granted to Tonglee a US$17,000 and RMB10,000 short term bank loan and overdraft facility which are renewable in 1997. All bank loans of Tonglee are guaranteed by TYC, except to the extent of US$8,000 which are guaranteed by TYG. As at December 31, 1996, the extent of banking facilities utilized by Tonglee were US$16,983 and RMB10,000.


19.  SHARE CAPITAL AND ADDITIONAL PAID-IN CAPITAL

     As of May 10, 1995, after giving effect to the Reverse Acquisition set out in note 2 to the consolidated financial statements, there were an aggregate of 25,000,273 shares of China Container's common stock, par value US$0.001 per share, issued and outstanding.

     These consolidated financial statements were prepared as if China Container had been in existence throughout the years. Accordingly, paid-up share capital of 25,000,273 shares of China Container's common stock, par value US$0.001 per share, is reflected in the consolidated balance sheet as at the respective year ends.

     On May 10, 1995, the Board of Directors of China Container approved an Action by Written Consent to amend the Company's Article of Incorporation to authorize 5,000,000 shares of preferred stock, par value US$0.01 per share. The shares of preferred stock may be issued in one or more series at the discretion of the Board of Directors. In establishing a series the Board of Directors shall give to it a distinctive designation so as to distinguish it from the shares of all others series and classes, shall fix the number of shares in such series, and the preferences, rights and restrictions thereof.

     Additional paid-in capital represents a transfer of US$1,581 from retained earnings in the year 1993, and the notional difference between the paid-up share capital of China Container over 80% of TYC's paid-in capital and capital reserves, and the nominal value of the Company's shares exchanged under the Reverse Acquisition and Reorganization as set out in note 1 to the consolidated financial statements.


20.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                              Year ended December 31
                                                              ----------------------
                                                                1994    1995    1996
                                                                US$     US$     US$
Cash paid during the year for:
Interest paid, net of interest capitalized                     2,305   3,076   4,879
Income tax                                                       767   1,350     348
                                                               =====  ======  ======

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)


21.  COMMITMENTS AND CONTINGENCIES

     As at December 31, 1996, the Group had the following capital commitments and contingencies:

     i) According to the laws of the PRC, title to all land is retained by the PRC. TYC's and Tongsheng's premises, which were either contributed by its joint-venture parties in exchange for an interest in TYC and Tongsheng or purchased by TYC and Tongsheng during the period from 1989 to 1995, are situated in Yangzhou, Jiangsu Province. Management is in negotiation with the Provincial Land Administration Bureau of Jiangsu Province (the "Land Bureau") for the issuance of land use rights certificates for the above sites to TYC and Tongsheng. Management is of the opinion that upon obtaining a formal land use rights certificate for such sites, a land use rights premium may be levied on TYC and Tongsheng. Management is, however, unable to quantify the amount of the premium which may be levied on TYC and Tongsheng in the absence of similar statistics in the area.

          It is the Group's policy to capitalize the aforesaid land use rights premiums on the balance sheet of the Group as intangible assets and to amortise them over the terms of the remaining joint venture tenure of TYC and Tongsheng.

     ii) The Group had capital commitments for the acquisition of plant and machinery of US$257.


22.  FOREIGN CURRENCY EXCHANGE

     The Renminbi ("RMB") is not freely convertible into foreign currencies.

     Prior to January 1, 1994, all foreign exchange transactions involving RMB were required to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies, or at approved Foreign Exchange Adjustment Centers ("Swap Centers"). The Swap Centers are institutions which belong to the State Administration of Exchange Control and its branches. The exchange rates used for transactions through the People's Bank of China and other authorized banks ("Official Rates") are set by the State Administration for Exchange Control whereas the exchange rates available at a Swap Center ("Swap Center Rates") were determined largely by supply and demand based on foreign currency and RMB requirements of enterprises operating in or doing business in the PRC. Foreign currency payments were subject to the availability of foreign currency which was provided by export sales or allocated to the PRC subsidiaries by the State or was arranged through one of the Swap Centers with government approval.

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)


22.  FOREIGN CURRENCY EXCHANGE (continued)

     On January 1, 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Unified Exchange Rate"). The Unified Exchange Rate is quoted at levels similar to those quoted by the Swap Centers. However, the unification of the exchange rates does not imply convertibility of RMB into United States dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts. As at December 31, 1996, China Container's share of PRC subsidiaries reserves was US$6,514, which is subjected to the foreign exchange control.

     The Unified Exchange Rates at December 31, 1994, 1995 and 1996 were as follows:



                               December 31
                             ----------------
                             1994  1995  1996
                             RMB   RMB   RMB

RMB equivalent of US$1.00    8.45  8.32  8.30
                             ====  ====  ====

23.  RETIREMENT PLAN

     As stipulated by the regulations of the PRC government, the PRC Subsidiaries are required to make an annual contribution equivalent to 23% of the annual base salaries of their PRC employees to an insurance company, which is responsible for providing pension benefits to the PRC Subsidiaries' PRC employees. All staff are entitled to an annual pension equal to the twelve-month average base salary immediately prior to their retirement date.

     The pension costs charged to the consolidated statements of income amounted to US$369, US$564 and US$469 for each of the years ended December 31, 1994, 1995 and 1996, respectively.

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)


24.  CONCENTRATION OF CREDIT RISKS

     Financial instruments which potentially subject the Group to a concentration of credit risk principally consist of cash deposits and accounts receivable.

     The Group places its cash deposits with various PRC state-owned banks.

     Accounts receivable comprise primarily the PRC Subsidiaries' trade receivables with customers who are mainly reputable international shipping and leasing companies. The PRC Subsidiaries periodically performs credit analysis and monitors the financial condition of its customers and generally collateral is not required.

     As of December 31, 1996, accounts receivable from customers totalled US$6,188 (1995: US$7,642). Concentration of credit risks with respect to accounts receivables is limited as the Group carefully assess the financial strength of its customers and generally does not require collateral.


25.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

     The Group's operating assets and primary source of income and cash flow are its interests in its subsidiaries in the PRC. The value of the Group's interests in these subsidiaries may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for the past 17 years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social conditions. There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.

     Currently, a large proportion of the Group's revenue come from the sales of containers manufactured in the PRC, which is vulnerable to an increase in the level of competition or a change in the supply and demand relationship in the container industry in the PRC and internationally.


26.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Group's cash and cash equivalents approximate their fair value because of the short maturity of those instruments.

     The carrying amounts of bank loans and overdrafts approximate their fair value based on the borrowing rates currently available for bank loans and overdrafts with similar terms and average maturity.

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)


27.  DISTRIBUTION OF PROFIT

     Pursuant to the relevant laws and regulations for Sino-foreign joint venture companies, earnings of the PRC subsidiaries are determined in accordance with the relevant PRC accounting rules and regulations and are available for distribution to each of their joint venture partners after the PRC subsidiaries (1) satisfies all tax liabilities; (2) provides for losses in previous years; and (3) makes appropriations to reserve accounts, in aggregate, at 15% of profit after taxation. These reserve accounts comprise general reserve, enterprise expansion reserve and staff bonus and welfare reserve and the amount of the allocation to the respective reserve accounts is determined at the sole discretion of the board of directors.

     The appropriations to general reserve and enterprise expansion reserve attributable to China Container totalling US$7,603 are reflected as reserves in the consolidated balance sheet as at December 31, 1996. Such amounts are non-distributable except for an amount of US$5,483 included in the 1996 balance, being voluntarily appropriated into the enterprise expansion reserve during 1995 and 1996 which is in addition to the statutorily required appropriation. This amount is distributable upon approval by the board of directors of TYC. In 1996, TYC had an operating profit under PRC accounting rules and regulations, accordingly, appropriations to general reserve and enterprise expansion reserve were made based on the profits under the PRC regulations.

     Staff bonus and welfare benefits are amounts set aside for the provision of bonus and welfare benefits to the employees of the PRC subsidiaries. In accordance with US GAAP, the amounts designated for payments of staff bonus and welfare benefits to employees have been charged to income before arriving at net consolidated income and the remaining balance is reflected as current liabilities in the consolidated balance sheet.

     The retained earnings balances in these financial statements reflect China Container's share of the PRC Subsidiaries' retained earnings, including share of results of associated companies, prepared under US GAAP. In addition to the distributable reserve of US$5,483 as at December 31, 1996, the amount of distributable retained earnings under the PRC regulations as at December 31, 1995 and 1996 are US$1,422 and US$Nil, respectively.

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)


28.  SEGMENT FINANCIAL INFORMATION

     The Group is principally engaged in the manufacture and export of international standard commercial freight containers. An analysis of sales by geographic region of the destination of sales and by major customers for the respective years is as follows:


                                                                  Year ended December 31
                                                                 ----------------------
                                                                  1994    1995     1996
                                                                  US$     US$      US$
By geographic region of destination of sales:
United States of America                                         57,597   65,933   30,222
Denmark                                                           7,719    2,339        -
United Kingdom                                                    7,310        -        -
Hong Kong                                                         1,877   20,178   44,795
People's Republic of China                                            -        -   14,512
Others                                                            5,268      815    3,271
                                                                 ------  -------  -------

                                                                 79,771   89,265   92,800
                                                                 ======  =======  =======

By major customer:
A P Moller                                                        7,719    2,339        -
China Railway Container Transportation Center                                  -   14,512
Interpool Limited                                                12,255   12,407    2,147
Orient Overseas Container Line Ltd                                    -   19,684   13,946
P & O                                                             7,310        -        -
Textainer Capital Corporation                                    12,832   14,480    8,743
Transamerica Leasing Inc                                         19,805   17,655    8,435
Triton Container International Limited                           12,704   19,463    8,598
WSD                                                                   -        -   28,899
Others                                                            7,146    3,237    7,520
                                                                 ------  -------  -------

                                                                 79,771   89,265   92,800
                                                                 ======  =======  =======

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)


29.  LITIGATION (UNAUDITED)

     On or about August 6, 1997, China Container has been named as a nominal defendant in a derivative suit case, certain shareholders of China Container, derivatively on behalf of China Container, and individually and on behalf of shareholders similarly situated, against certain directors and officers of China Container and Sinocity Group Limited, a major Shareholder of China Container. In such case, the plaintiffs seek injunctive relief requiring the director defendants to comply with applicable federal securities law and seek monetary damages arising from defendants' purported breaches of fiduciary duty. Also, a class of action is raised to seek damages against a director of China Container and Sinocity Group Limited for the breach of fiduciary duty toward the minority shareholders.

     Management is of the opinion that there are no claims directed against China Container and hence no liabilities needed to be accrued in the consolidated financial statements as at December 31, 1996.