Form 10-Q
period 1997-03-31
CHINA CONTAINER HOLDINGS LTD
filed 1997-11-07
CIK 946902

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

     Commission file number   000-28358
                           -----------------


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

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          FOR THE THREE MONTHS ENDED March 31, 1997 AND March 31, 1996
               (Amounts in thousands, except for per share data)

                                              Three months ended
                                                   March 31
                                                 (Unaudited)
                               Note  ------------------------------------
                                               1997               1996
                                                US$                US$

NET SALES                                     29, 640             24,193
COST OF SALES                                ( 27,258)          ( 19,755)
SELLING AND ADMINISTRA-
  TIVE EXPENSES                              (    839)          (  1,221)
FINANCIAL EXPENSES, NET                      (  2,765)          (    474)
OTHER INCOME, NET                                  23                 16
                                             --------           --------
INCOME/(LOSS) BEFORE
  INCOME TAXES                                 (1,199)             2,759
INCOME TAXES                    2              (    0)          (    246)
                                             --------           --------
                                               (1,199)             2,513
SHARE OF NET LOSSES OF
  ASSOCIATED COMPANIES                        (    95)               (58)
                                             --------           --------
INCOME/(LOSS) BEFORE
  MINORITY INTERESTS                           (1,294)             2,455
MINORITY INTERESTS                                387           (    767)
                                             --------           --------
NET INCOME/(LOSS)                                (907)             1,688
                                             ========           ========
NET INCOME/(LOSS) PER
  COMMON SHARE                                  (0.04)              0.07
                                             ========           ========
WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES OUTSTANDING                           25,000             25,000
                                             ========           ========



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               CHINA CONTAINER HOLDINGS LIMITED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
                             (Amounts in thousands)

                                                                March 31                December 31
                                                               (unaudited)               (audited)
                                                                (Note 1)
                                            Note          ------------------------  -----------------------
                                                                  1997                     1996
                                                                  US$                       US$

ASSETS

CURRENT ASSETS
Cash and Cash equivalents                                          1,059                    2,873
Accounts receivable                                               25,143                    6,188
Deposits and other receivables                                     8,052                    7,544
Inventories                                  3                    30,149                   41,804
Amount due from associated companies                               1,333                      908
Amount due from related companies                                 37,942                    6,181

TOTAL CURRENT ASSETS                                             103,678                   65,498

INTANGIBLE ASSETS                                                  3,273                    2,864

FIXED ASSETS                                                      23,033                   23,137

CONSTRUCTION IN PROGRESS                                           1,299                      747

INTERESTS IN ASSOCIATED COMPANIES                                  2,843                    2,009

AMOUNTS DUE FROM RELATED COMPANIES                                 4,254                   15,783

OTHER ASSETS                                                         909                    1,317
                                                                 -------                  -------
TOTAL                                                            139,289                  111,355
                                                                 =======                  =======



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               CHINA CONTAINER HOLDINGS LIMITED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
                             (Amounts in thousands)

                                                                      March 31             December 31
                                                                    (Unaudited)             (Audited)
                                                                      (Note 1)
                                                               ----------------------  --------------------
                                                                        1997                   1996
                                                                        US$                    US$
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank loans and overdrafts                                             92,179                  80,758
Accounts payable                                                      16,491                  14,428
Accrued liabilities and other payables                                13,496                   4,735
Income taxes payable                                                     806                       -
Amount due to associated companies                                       841                     320
Amount due to related companies                                        6,496                     191
                                                                     -------                 -------
TOTAL CURRENT LIABILITIES                                            130,309                 100,432
MINORITY INTERESTS                                                     3,930                   3,893
                                                                     -------                 -------
TOTAL LIABILITIES                                                    134,239                 104,325
                                                                     -------                 -------
SHAREHOLDERS' EQUITY
Share capital- shares of 100,000,000
 common stock of US$0.001 each and 5,000,000 preferred stock of US$0.01 each authorized; shares 25,000,273 common stock
  of US$0.001 each outstanding                                            25                      25
Additional paid-in capital                                             4,683                   4,683
Reserves                                                               7,603                   7,603
Accumulated losses                                                    (7,261)                 (5,217)
Currency translation adjustments                                           0                     (64)
                                                                     -------                 -------

TOTAL SHAREHOLDERS' EQUITY                                             5,050                   7,030
                                                                     -------                 -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           139,289                 111,355
                                                                     =======                 =======



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               CHINA CONTAINER HOLDINGS LIMITED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997

                             (Amounts in thousands)


                                                                             Three month ended
                                                                                  March 31
                                                                                (unaudited)

                                                                           1997                 1996
                                                                           US$                  US$

Net cash used in operating activities                                           (11,579)          (12,151)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of fixed assets                                                        (1,656)           (1,959)
Increase in construction in progress                                                  -           ( 9,822)
Increase in investments in associated companies                                       -              (100)
                                                                                -------           -------
Net cash used in investing activities                                            (1,656)          (11,881)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Repayment of bank loans and overdrafts                                             (705)                -
Proceeds from bank loans and overdrafts                                          12,126            19,233
                                                                                -------           -------
Net cash provided by financing activities                                        11,421            19,233
NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (1,814)           (4,799)
Cash and cash equivalents, at beginning of period                                 2,873             7,431
                                                                                -------           -------
Cash and cash equivalents, at end of period                                       1,059             2,632
                                                                                =======           =======



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               CHINA CONTAINER HOLDINGS LIMITED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                             (Amounts in thousands)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's audited financial statements for the year ended December 31, 1996.

     The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

               CHINA CONTAINER HOLDINGS LIMITED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                             (Amounts in thousands)

2.   INCOME TAX

     A reconciliation of the effective income tax rates (excluding the reorganization expenses) with the statutory income tax rate in the PRC is as follows:

                                                    Three months ended
                                                         March 31
                                                       (unaudited)
                                              ------------------------------

                                                   1997            1996
Statutory PRC tax rate                            (24.0%)           24.0
Tax holiday                                        23.9%          (15.1%)
Other items                                         0.1%              0%
                                                   ----           -----
                                                      0%            8.9%
                                                   ====           =====



3.  INVENTORIES

   Inventories comprise:

                                                            March 31                    December 31
                                                          (unaudited)                    (audited)
                                                 ------------------------------  --------------------------
                                                              1997                          1996
                                                              US$                           US$
Raw materials                                                15,514                        20,801
Work in progress                                                  -                         4,283
Finished goods                                               14,635                        16,897
                                                             ------                        ------
                                                             30,149                        41,981
Less: Provision for inventories                                   -                          (177)
                                                             ------                        ------
                                                             30,149                        41,804
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


RESULTS OF OPERATIONS

          1. Sales increased by 23% from US$24.2 million in the three months ended March 31, 1996 to US$29.6 million in the three months ended March 31, 1997, and sales quantity increased by 28.4% from 8,383 TEU in 1996 to 10,760 TEU in 1997, as both orders and capacity increased. Capacity increased because
(i) the Company's subsidiary Tongsheng came on line in June 1996, effectively doubling the Company's capacity to manufacture dry box containers, and (ii) the Company's subsidiary which manufactures refrigerated containers ("Reefer") completed its modernization program in December 1996, increasing its capacity by 250%.

          2. The gross profit margin decrease from 18.2% on net sales in the first quarter of 1996 to 8.0% in the first quarter of 1997 occurred primarily because the average sales price per unit decreased, 15% for dry boxes and 22% for reefers.

          3. Selling and administrative expenses decreased by 33.3% from US$1.2 million in the first quarter of 1996 to US$800,000 in the first quarter of 1997.


          4. Financial expenses increased by 483.3% from US$500,000 in the first quarter of 1996 to US$2.8 million in the first quarter of 1997, due to (i) the recharacterization of certain construction in progress (relating to the Company's Tongsheng subsidiary) as a fixed asset, causing the interest on the loan balance relating thereto to be recognized as an expense in 1997, (ii) an increase in average interest rates of approximately 0.5%, and (iii) a significant increase in average loan balances during the first quarter of 1997, with Bank Loans as at March 31, 1997 of US$92.2 million compared with US$80.8 million as at December 31,1996. The following factor contributed to the significant increase in the average loan balances mainly due to an increase in the Company's working capital requirements as a result of filling a large order from the PRC Railway Ministry, based on eight year payment terms.

FINANCIAL CONDITION

          1. Accounts Receivable increased by 306.3% from US$6.2 million as at December 31, 1996 to US$25.1 million as at March 31, 1997, primarily due to the recognition of the sales of certain containers to the PRC Railway Ministry which had previously been classified as Inventories, which decreased by 27.8% from US$41.8 million as at December 31, 1996 to US$30.2 million as at March 31, 1997.

          2. Accrued Liabilities and other payables increased by 187.2% from US$4.7 million as at December 31, 1996 to US$13.5 million as at March 31, 1997, primarily as a result of lengthening of payment terms to certain creditors.

          3. Cash and cash equivalents decreased by 62.1% from US$2.9 million as at December 31, 1996 to US$1.1 million as at March 31, 1997, primarily as a result of payments made to suppliers of raw materials.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


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