Form 10-Q
period 1997-06-30
CHINA CONTAINER HOLDINGS LTD
filed 1997-11-07
CIK 946902

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

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

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997
               (Amounts in thousands, except for per share data)


                                                   Three months ended June 30                  Six months ended June 30
                                                           (Unaudited)                               (Unaudited)
                                             ---------------------------------------  ------------------------------------------

                                                    1997                 1996                 1997                  1996
                                                     US$                 US$                  US$                   US$

NET SALES                                                38,481              42,124                68,121                66,317
COST OF SALES                                          ( 34,142)           ( 35,774)             ( 61,400)             ( 55,529)
SELLING AND ADMINISTRATIVE EXPENSES                    (  1,540)           (    930)             (  2,379)             (  2,151)
FINANCIAL EXPENSES, NET                                (  1,959)           (    858)             (  4,724)             (  1,332)
OTHER INCOME/(EXPENSES), NET                                 14                  (5)                   37                    11
                                                       --------            --------              --------              --------
INCOME/(LOSS) BEFORE INCOME TAXES                           854               4,557                  (345)                7,316
INCOME TAXES                                                 (0)               (315)                   (0)                 (561)
                                                       --------            --------              --------              --------
                                                            854               4,242                  (345)                6,755
SHARE OF NET INCOME/(LOSSES) OF ASSOCIATED                  (68)                 43                  (163)             (     15)
 COMPANIES                                             --------            --------              --------              --------

INCOME BEFORE MINORITY INTERESTS                            786               4,285                  (508)                6,740
MINORITY INTERESTS                                          (92)             (1,600)                  295                (2,367)
                                                       --------            --------              --------              --------
NET INCOME/(LOSS)                                           694               2,685                  (213)                4,373
                                                       ========            ========              ========              ========
NET INCOME/(LOSS) PER COMMON SHARE                         0.03                0.11                 (0.01)                 0.17
                                                       ========            ========              ========              ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                 25,000              25,000                25,000                25,000
 OUTSTANDING                                           ========            ========              ========              ========

Unaudited condensed consolidated financial statements.

               CHINA CONTAINER HOLDINGS LIMITED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                             (Amounts in thousands)



                                                                      June 30
                                                                    (unaudited)       December 31
                                                                      (Note 1)         (audited)
                                                      Note        ----------------  ---------------
                                                                        1997             1996
                                                                        US$               US$
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                   1,104            2,873
Accounts receivable                                                        39,875            6,188
Deposits and other receivables                                              3,666            7,544
Inventories                                             3                  22,606           41,804
Amount due from associated companies                                        1,327              908
Amount due from related companies                                          43,112            6,181
                                                                          -------          -------
TOTAL CURRENT ASSETS                                                      111,690           65,498
INTANGIBLE ASSETS                                                           3,203            2,864
FIXED ASSETS                                                               24,488           23,137
CONSTRUCTION IN PROGRESS                                                      131              747
INTERESTS IN ASSOCIATED COMPANIES                                           2,761            2,009
AMOUNTS DUE FROM RELATED COMPANIES                                          4,233           15,783
OTHER ASSETS                                                                  874            1,317
                                                                          -------          -------
TOTAL ASSETS                                                              147,380          111,355
                                                                          =======          =======
==================================================================================================


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               CHINA CONTAINER HOLDINGS LIMITED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                             (Amounts in thousands)



                                                                          June 30         December 31
                                                                        (Unaudited)       (Audited)
                                                                          (Note 1)
                                                                      ----------------  ---------------
                                                                            1997             1996
                                                                            US$               US$

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Bank loans and overdrafts                                                      97,895           80,758
Accounts payable                                                               13,727           14,428
Accrued liabilities and other payables                                         16,553            4,735
Income taxes payable                                                            1,566                -
Amount due to related companies                                                 6,474              191
Amount due to associated companies                                                999              320
                                                                              -------          -------

TOTAL CURRENT LIABILITIES                                                     137,214          100,432
MINORITY INTERESTS                                                              4,422            3,893
                                                                              -------          -------

TOTAL LIABILITIES                                                             141,636          104,325
                                                                              -------          -------

SHAREHOLDERS' EQUITY
Paid-up capital - shares of 100,000,000 common                                     25               25
   stock of US$0.001 each and 5,000,000 preferred stock
    of US$0.01 each authorized; shares 25,000,273
    common stock of US$0.001 each outstanding
Additional paid-in capital                                                      4,683            4,683
Reserves                                                                        7,603            7,603
Accumulated losses                                                             (6,567)          (5,217)
Currency translation adjustments                                              (     0)         (    64)
                                                                              -------          -------

TOTAL SHAREHOLDERS' EQUITY                                                      5,744            7,030
                                                                              -------          -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    147,380          111,355
                                                                                               =======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               CHINA CONTAINER HOLDINGS LIMITED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                             (Amounts in thousands)


                                                                            Six month ended
                                                                                June 30
                                                                              (unaudited)
                                                                       --------------------------
                                                                           1997          1996
                                                                           US$           US$

                                                                           (15,789)      (20,665)
Net cash used in operating activities

CASH FLOWS USED IN INVESTING ACTIVITIES
Increase in construction in progress                                             -       ( 7,225)
Purchases of fixed assets                                                   (3,117)       (1,206)
                                                                          --------       -------
Net cash used in investing activities                                       (3,117)       (8,431)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Repayments of bank loans and overdrafts                                   ( 16,715)            -
Proceeds from bank loans and overdrafts                                     33,852        22,656
                                                                          --------       -------
Net cash provided by financing activities                                   17,137        22,656
                                                                          --------       -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (1,769)      ( 6,440)
Cash and cash equivalents, at beginning of period                            2,873         7,431
                                                                          --------       -------
Cash and cash equivalents, at end of period                                  1,104           991
                                                                          ========       =======


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               CHINA CONTAINER HOLDINGS LIMITED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (Amounts in thousands)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's audited financial statement for the year ended December 31, 1996.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (Amounts in thousands)


2.   INCOME TAX

     A reconciliation of the effective income tax rates (excluding the reorganization expenses) with the statutory income tax in the PRC is as follows:

                                   Three months ended                             Six months ended
                                        June 30                                       June 30
                                      (unaudited)                                   (unaudited)
                              ----------------------------                   --------------------------
                                 1997               1996                       1997              1996
Statutory PRC tax rate           24.0%              24.0%                      24.0%             24.0%
Tax holiday                     (23.9%)            (17.0%)                    (24.0%)           (16.3%)
                                 -----              -----                      -----             -----
Other items                      (0.1%)             (0.1%)                         0%            (0.0%)
                                    0%               6.9%                          0%             7.7%
                                 =====              =====                      =====             =====

3.   INVENTORIES

     Inventories comprise:

                                               June 30           December 31
                                             (unaudited)          (audited)
                                             ---------             ---------
                                                  1997                 1996
                                                   US$                  US$
                                             ---------             ---------
                                               11,147                20,801
Raw materials
Work in Progress                               11,459                 4,283
                                               ------
Finished goods                                 22,606                41,981
                                               ------                ------
Less: Provision for inventories                                        (177)
                                               ------                ------
                                               22,606                41,804
                                               ======                ======

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


RESULTS OF OPERATIONS

Second Quarter of 1997 Compared With Second Quarter of 1996

     1. Sales decreased by 8.6% from US$42.1 million in the three months ended June 30, 1996 to US$38.5 million in the three months ended June 30, 1997, and sales quantity decreased by 0.6% from 14,508 TEU in 1996 to 14,423 TEU in 1997, reflecting a decrease in the average sales price per unit equal to 15% for dry boxes and 22% for refrigerated containers.

     2. The gross profit margin decreased from 15.2% on net sales in the second quarter of 1996 to 11.4% in the second quarter of 1997 primarily because the average sales price per unit decreased 15% for dry boxes and 22% for refrigerated containers.

     3. Selling and administrative expenses increased by 66% from US$900,000 in the second quarter of 1996 to US$1.5 million in the second quarter of 1997 primarily because of an increase in the cost delivering containers to the Company's customers in the second quarter.

     4. Financial expenses increased by 122.2% from US$900,000 in the second quarter of 1996 to US$2.0 million in the second quarter of 1997, due to (i) the recharacterization of certain construction in progress (relating to the Company's Tongsheng subsidiary) as a fixed asset, causing the interest on the loan balance relating thereto to be recognized as an expense in 1997, (ii) an increase in average interest rates of approximately 0.5%, and (iii) a 21.2% increase in loan balances from US$80.8 million as at December 31, 1996 to US$97.9 million as at June 30, 1997. The increase in the loan balances was mainly due to an increase in the Company's working capital requirements as a result of filling a large order from the PRC Railway Ministry, based on eight year payment terms.


Six Months Ended June 30, 1997 Compared With Six Months Ended June 30, 1996

     1. Sales increased by 2.7% from US$66.3 million in the six months ended June 30, 1996 to US$68.1 million in the six months ended June 30, 1997, and sales quantity increased by 10% from 22,891 TEU in 1996 to 25,183 TEU in 1997, reflecting an increase in orders and capacity together with the decrease in the average sales price per unit.

     2. The gross profit margin decreased from 16.3% on net sales in 1996 to 9.8% in 1997 primarily because the average sales price per unit decreased, 15% for dry boxes and 22% for reefers.

     3. Selling and administrative expenses increased by 9.1% from US$2.2 million in 1996 to US$2.4 million in 1997 primarily because of the 10% increase in the number of TEU sold in during this period.

     4. Financial expenses increased by 261.5% from US$1.3 million in 1996 to US$4.7 million in 1997, due to (i) the recharacterization of certain construction in progress (relating to the Company's Tongsheng subsidiary) as a fixed asset, causing the interest on the loan balance relating thereto to be recognized as an expense in 1997, (ii) an increase in average interest rates of approximately 0.5%, and (iii) a 21.2% increase in loan balances from US$80.8 million as at December 31, 1996 to US$97.9 million as at June 30, 1997. The increase in the loan balances was mainly due to an increase in the Company's working capital requirements as a result of filling a large order from the PRC Railway Ministry, based on eight year payment terms.


FINANCIAL CONDITION

     1. Accounts Receivable increased by 543.5% from US$6.2 million as at December 31, 1996 to US$39.9 million as at June 30, 1997, primarily due to the recognition in the first quarter of 1997 of the sales of certain containers to the PRC Railway Ministry which had previously been classified as Inventories, which decreased by 45.9% from US$41.8 million as at December 31, 1996 to US$22.6 million as at June 30, 1997.

     2. Accrued Liabilities and other payables increased by 253.2% from US$4.7 million as at December 31, 1996 to US$16.6 million as at June 30, 1997, primarily due to (i) the lengthening of the average payment terms to certain creditors, and (ii) provision for the payment of certain non-salary employee benefits.

     3. Cash and cash equivalents decreased by 62.1% from US$2.9 million as at December 31, 1996 to US$1.1 million as at March 31, 1997, primarily due to payments to suppliers ?

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