Form 10-K/A
period 1996-12-31
CHINA CONTAINER HOLDINGS LTD
filed 1997-11-10
CIK 946902

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A
                         (Amendment No. 1 to Form 10-K)
(Mark One)

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

     The undersigned Registrant hereby amends Form 10-K for the fiscal year ended December 31, 1996, by adding thereto Exhibit, the Financial Data Schedule.

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



      SIGNATURE                      TITLE                              DATE
      ---------                      -----                              ----

/s/ Cheung Sau Yung      Chairman of the Board, Director,      November 10, 1997
----------------------   President and Chief Executive Officer
    Cheung Sau Yung


/s/ Ma Tieyi             Secretary and Treasurer               November 10, 1997
----------------------
    Ma Tieyi


/s/ Liu Jingxin          Director                              November 10, 1997
----------------------
    Liu Jingxin


/s/ Sung Hiu Ngan        Director                              November 10, 1997
----------------------
    Sung Hiu Ngan

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