Form 10-Q
period 1997-09-30
CHINA CONTAINER HOLDINGS LTD
filed 1997-11-14
CIK 946902

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                  FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

      Commission file number   00028358
                               --------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934

      For the transition period from        to
                                     ------    ------

                       CHINA CONTAINER HOLDINGS LIMITED
            (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                          11-2243727
 (State or Other Jurisdiction of               (IRS Employer Identification No.)
  Incorporation or Organization)

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

         Common stock $0.001 par value; 25,000,273 shares outstanding at September 30, 1997.

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

              CHINA CONTAINER HOLDINGS LIMITED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

    FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
              (Amounts in thousands, except for per share data)

                                                               Three Months ended           Nine Months ended
                                                                  September 30                 September 30
                                                                  (Unaudited)                  (Unaudited)
                                                               ------------------           -----------------
                                                               1997         1996              1997          1996
                                                               ----         ----              ----          ----
NET SALES                                                     25,219        6,483            93,340        72,800
COST OF SALES                                                (25,916)      (8,499)          (87,316)      (64,028)
SELLING AND ADMINISTRATIVE EXPENSES                           (1,118)        (761)           (3,497)       (2,912)
FINANCIAL EXPENSES, NET                                       (1,473)        (510)           (6,197)       (1,842)
OTHER INCOME, NET                                                210           47               247            58
                                                             -------       ------           -------       -------
INCOME BEFORE INCOME TAXES                                    (3,078)      (3,240)           (3,423)        4,076
INCOME TAXES                                                      --            2                --          (559)
                                                             -------       ------           -------       -------
                                                              (3,078)      (3,238)           (3,423)        3,517
SHARE OF NET INCOME/(LOSSES)
    OF ASSOCIATED COMPANIES                                        6           33              (157)           18
                                                             -------       ------           -------       -------
INCOME/(LOSS) BEFORE
    MINORITY INTERESTS                                        (3,072)      (3,205)           (3,580)        3,535
MINORITY INTERESTS                                               566         (332)              861        (2,699)
                                                             -------       ------           -------       -------
NET INCOME/(LOSS)                                             (2,506)      (3,537)           (2,719)          836
                                                             =======       ======           =======       =======

NET INCOME/(LOSS) PER SHARE                                    (0.10)       (0.14)            (0.11)         0.03
                                                             =======       ======           =======       =======
WEIGHTED AVERAGE
    NUMBER OF COMMON
    SHARES OUTSTANDING                                        25,000       25,000            25,000        25,000
                                                             =======      =======           =======       =======

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

              CHINA CONTAINER HOLDINGS LIMITED AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                AS OF DECEMBER 31, 1996 AND SEPTEMBER 30, 1997
                            (Amounts in thousands)

                                          Note     September 30     December 31
                                                    (unaudited)       (audited)
                                                   ------------     -----------
                                                           1997            1996
                                                            US$             US$
[S]                                       [C]      [C]              [C]

ASSETS

CURRENT ASSETS
Cash and Cash equivalents                                 6,949           2,873
Accounts receivable                                      23,947           6,188
Deposits and other receivables                            8,727           7,544
Inventories                                3             21,526          41,804
Amount due from associated companies                      1,552             908
Amount due from related companies                        45,l23           6,181
                                                        -------         -------

TOTAL CURRENT ASSET                                     107,824          65,498

INTANGIBLE ASSETS                                         2,299           2,864

FIXED ASSETS                                             24,312          23,137

CONSTRUCTION IN PROGRESS                                    713             747

INTERESTS IN ASSOCIATED COMPANIES                         2,830           2,009

AMOUNTS DUE FROM RELATED COMPANIES                        4,233          15,783

OTHER ASSETS                                                606           1,317
                                                        -------         -------
TOTAL                                                   142,817         111,355
                                                        =======         =======

 The accompanying notes are an integral part of these condensed consolidated financial statements.

              CHINA CONTAINER HOLDINGS LIMITED AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                AS OF DECEMBER 31, 1996 AND SEPTEMBER 30, 1997
                            (Amounts in thousands)

                                           September 30, 1997  December 31, 1996
                                               (unaudited)         (audited)
                                           ------------------  -----------------
[S]                                        [C]                  [C]
LIABILITIES AND SHAREHOLDERS'
EQUITY CURRENT LIABILITIES
  Bank loans and overdrafts                      100,033             80,758
  Accounts payable                                17,418             14,428
  Accrued liabilities and other payables          11,048              4,735
  Income taxes payable                             1,130                -
  Amount due to associated companies               1,196                320
  Amount due to related companies                  4,216                191
                                                 -------            -------
TOTAL CURRENT LIABILITIES                        135,041            100,432

MINORITY INTERESTS                                 3,401              3,893
                                                 -------            -------

                                                 138,442            104,325
SHAREHOLDERS' EQUITY
  Share capital                                       25                 25
  Additional paid-in capital                       4,683              4,683
  Reserves                                         7,603              7,603
  Accumulated losses                              (7,936)            (5,217)
  Currency translation adjustments                    -                 (64)
                                                 -------            -------
TOTAL SHAREHOLDERS' EQUITY                         4,375              7,030
                                                 -------            -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                           142,817            111,355
                                                 =======            =======

 The accompanying notes are an integral part of these condensed consolidated financial statements.

              CHINA CONTAINER HOLDINGS LIMITED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                            (Amounts in thousands)

                                                      Nine months ended
                                                         September 30
                                                          (unaudited)
                                                   1997                1996
                                                    US$                 US$
                                                   ----                ----
Net cash used in operating activities            (11,682)            (24,210)
CASH FLOWS USED IN INVESTING ACTIVITIES
Increase in fixed assets                          (3,517)             (1,286)
Increase in construction in progress                  -               (7,956)
                                                 -------             -------
Net cash used in investing activities             (3,517)             (9,242)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Repayment of bank loans and overdrafts           (15,658)                -
Proceeds from bank loans and overdrafts           34,933              30,245
                                                 -------             -------
Net cash provided by financing activities         19,275              30,245
                                                 -------             -------
NET INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 4,076              (3,207)
Cash and cash equivalents, at beginning
  of period                                        2,873               7,431
                                                 -------             -------
Cash and cash equivalents, at end of period        6,949               4,224
                                                 =======             =======

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

              CHINA CONTAINER HOLDINGS LIMITED AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

                            (Amounts in thousands)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's audited financial statements for the year ended December 31, 1996.

         The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.       INCOME TAX

         A reconciliation of the effective income tax rates with the statutory income tax rate in the PRC is as follows:

                                         Three months ended    Nine months ended
                                            September 30          September 30
                                             (unaudited)           (unaudited)

                                           1997     1996         1997     1996
                                           ----     ----         ----     ----

          Statutory PRC tax rate          (24.0%)  (24.0%)     (24.0%)   24.0%
          Tax holiday...............         15%     3.7%         15%     (15%)
          Other Items...............          9%    20.3%          9%     4.7%
                                          ------   ------      ------    -----
                                              0%       0%          0%    13.7%
                                          ======   ======      ======    =====

3.       INVENTORIES

         Inventories comprise:
                                                        1997           1996
                                                   September       December
                                                 (unaudited)      (audited)
                                                 -----------      ---------

                                                        1997           1996
                                                         US$            US$

          Raw materials                                9,361         20,801

          Work in progress                             1,612          4,283

          Finished goods                              10,553         16,897
                                                      ------         ------

                                                      21,526         41,981

          Less: provision for inventories                 -            (177)
                                                      ------         ------
                                                      21,526         41,804
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

RESULTS OF OPERATIONS

Third Quarter of 1997 Compared With Third Quarter of 1996

                  1. Sales increased by 287.7% from US$6.5 million in the three months ended September 30, 1996 to US$25.2 million in the three months ended September 30, 1997, and sales quantity increased by 465.2% from 2,257 TEU in 1996 to 12,756 TEU in 1997. This was primarily due to the temporary shutdown for modernization of the main production facilities at the Company's TY Container subsidiary during the third quarter of 1996 and startup problems at the Company's Tongsheng subsidiary, which made no contribution to the sales in the third quarter of 1996.

                  2. The gross profit margin increased from negative 30.8% on net sales in the third quarter of 1996 to negative 2.8% in the third quarter of 1997 primarily because the higher sales quantity lowered the fixed cost per unit, which increased gross profit margin.

                  3. Selling and administrative expenses increased by 37.5% from US$800,000 in the third quarter of 1996 to US$l.l million in the third quarter of 1997, reflecting the increase in sales and sales quantity.

                  4. Financial expenses increased by 200% from US$500,000 in the third quarter of 1996 to US$1.5 million in the third quarter of 1997, primarily due to (i) the recharacterization of certain construction in progress (relating to the Company's Tongsheng subsidiary) as a fixed asset, causing the interest on the loan balance relating thereto to be recognized as an expense in 1997, (ii) an increase in average interest rates of approximately 0.5%, and

(iii) a 27.6% increase in loan balances from US$78.4 million as at September 30, 1996 to US$100.0 million as at September 30, 1997. The increase in the loan balances was mainly due to an increase in the Company's working capital requirements as a result of filling a large order from the Chinese Railway Ministry, based on eight year payment terms.

Nine Months Ended September 30, 1997 Compared With Nine Months Ended September 30, 1996

                  1. Sales increased by 28.2% from US$72.8 million in the nine months ended September 30, 1996 to US$93.3 million in the nine months ended September 30, 1997, and sales quantity increased by 60.9% from 25,148 TEU in 1996 to 40,468 TEU in 1997. This was primarily because of the temporary shutdown for modernization of the main production facilities at the Company's TY Container subsidiary during the third quarter of 1996 and startup problems at the Company's Tongsheng subsidiary during the same period.

                  2. The gross profit margin decreased from l2.0% on net sales in l996 to 6.5% in 1997 primarily because of a decrease in the unit sales price of containers.

FINANCIAL CONDITION

                  1. Accounts Receivable increased by 285.5% from US$6.2 million as at December 31, 1996 to US$23.9 million as at September 30, 1997, primarily because two significant customers, whose sales had been recognized only upon receipt of payment, adopted 60-day letter of credit payment terms, which accelerated the Company's recognition of revenues from their sales, increased accounts receivable and decreased inventories by 48.6% from US$41.8 million as at December 31, 1996 to US$21.5 million as at September 30, 1997.

                  2. Accounts Payable increased by 20.8% from US$14.4 million as at December 31, 1996 to US$17.4 million as at September 30, 1997, primarily as a result of increased production.

                  3. Accrued Liabilities and other payables increased by 136.2% from US$4.7 million as at December 31, 1996 to US$11.1 million as at September 30, 1997, primarily due to: (i) the lengthening of the average payment terms to certain creditors, and (ii) provision for the payment of certain non-salary employee benefits.

                  4. Cash and cash equivalents increased by 137.9% from US$2.9 million as at December 31, 1996 to US$6.9 million as at September 30, 1997, primarily due to the receipt of certain loan proceeds at the end of the third quarter of 1997.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         On or about August 6, 1997, plaintiffs Barbara Waldman and Rachelle Preiserowicz, derivatively on behalf of the Company, and individually and on behalf of shareholders similarly situated, served a complaint on the Company, as a nominal defendant and its Secretary and Treasurer, Ma Tieyi. In October 1997, the plaintiffs served a complaint on each of Cheung Sau Yung, the Company's President, Chief Executive Officer and Chairman of the Board and a director, and Liu Jingxin and Sung Hiu Ngan, directors of Holdings. An additional defendant in the suit (which has not been served) is Sinocity Group Limited ("Sinocity"), the Company's majority shareholder. The suit in is the Supreme Court of the State of New York, County of New York, and the complaint contains three counts. The first count (which purports to be a derivative suit) seeks an injunction against the directors to require filings of certain reports on Forms 10Q and 10K with the Securities and Exchange Commission. The second count (which also purports to be a derivative suit) seeks in excess of $500,000 in damages from the directors for breach of fiduciary duty for failure to file such reports. The final count seeks in excess of $1 million in damages plus punitive damages against defendants Cheung and Sinocity for breach of fiduciary duty against minority shareholders, and purports to be a class action. Pursuant to a stipulation between the parties, the Company, as nominal defendant, and defendant Ma Tieyi have not yet responded to the complaint.

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

                         27    Financial Data Schedule.

                (b)      Reports on Form 8-K

                         None.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CHINA CONTAINER HOLDINGS LIMITED



Date: November 14,1997                     By:  /s/  Ma Tieyi
                                                -----------------------------
                                                Name:  Ma Tieyi
                                                Title: Secretary and Treasurer

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