Form 10-Q/A
period 1997-09-30
CHINA CONTAINER HOLDINGS LTD
filed 1998-01-26
CIK 946902

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                 FORM 10-Q/A
                       (Amendment No. 1 to Form 10-Q)


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

                                                               Three Months ended           Nine Months ended
                                                                  September 30                 September 30
                                                                  (Unaudited)                  (Unaudited)
                                                               ------------------           -----------------
                                                               1997         1996              1997          1996
                                                               ----         ----              ----          ----
NET SALES                                                     25,219        6,483            93,340        72,800
COST OF SALES                                                (25,916)      (8,499)          (87,316)      (64,028)
SELLING AND ADMINISTRATIVE EXPENSES                           (1,118)        (761)           (3,497)       (2,912)
FINANCIAL EXPENSES, NET                                       (1,473)        (510)           (6,197)       (1,842)
OTHER INCOME, NET                                                210           47               247            58
                                                             -------       ------           -------       -------
INCOME BEFORE INCOME TAXES                                    (3,078)      (3,240)           (3,423)        4,076
INCOME TAXES                                                      --            2                --          (559)
                                                             -------       ------           -------       -------
                                                              (3,078)      (3,238)           (3,423)        3,517
SHARE OF NET INCOME/(LOSSES)
    OF ASSOCIATED COMPANIES                                        6           33              (157)           18
                                                             -------       ------           -------       -------
INCOME/(LOSS) BEFORE
    MINORITY INTERESTS                                        (3,072)      (3,205)           (3,580)        3,535
MINORITY INTERESTS                                               566         (332)              861        (2,699)
                                                             -------       ------           -------       -------
NET INCOME/(LOSS)                                             (2,506)      (3,537)           (2,719)          836
                                                             =======       ======           =======       =======

NET INCOME/(LOSS) PER SHARE                                    (0.10)       (0.14)            (0.11)         0.03
                                                             =======       ======           =======       =======
WEIGHTED AVERAGE
    NUMBER OF COMMON
    SHARES OUTSTANDING                                        25,000       25,000            25,000        25,000
                                                             =======       ======           =======       =======

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

              CHINA CONTAINER HOLDINGS LIMITED AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                AS OF DECEMBER 31, 1996 AND SEPTEMBER 30, 1997
                            (Amounts in thousands)


                                          Note     September 30     December 31
                                                    (unaudited)       (audited)
                                                   ------------     -----------
                                                           1997            1996
                                                            US$             US$

ASSETS

CURRENT ASSETS
Cash and Cash equivalents                                 6,949           2,873
Accounts receivable                                      23,947           6,188
Deposits and other receivables                            8,727           7,544
Inventories                                3             21,526          41,804
Amount due from associated companies                      1,552             908
Amount due from related companies                        11,911           6,181
                                                        -------         -------

TOTAL CURRENT ASSET                                      74,612          65,498

INTANGIBLE ASSETS                                         2,299           2,864

FIXED ASSETS                                             24,312          23,137

CONSTRUCTION IN PROGRESS                                    713             747

INTERESTS IN ASSOCIATED COMPANIES                         2,830           2,009

AMOUNTS DUE FROM RELATED COMPANIES                       37,445          15,783

OTHER ASSETS                                                606           1,317
                                                        -------         -------
TOTAL                                                   142,817         111,355
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

FINANCIAL CONDITION


                  1. Accounts Receivable increased by 285.5% from US$6.2 million as at December 31, 1996 to US$23.9 million as at September 30, 1997, primarily due to orders placed by two new customers with containers being delivered before September 30, 1997 using the 60 day letter of credit terms.


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


                                           CHINA CONTAINER HOLDINGS LIMITED



Date: January 23,1998                     By:   /s/  Ma Tieyi
                                                -----------------------------
                                                Name:  Ma Tieyi
                                                Title: Secretary and Treasurer