Form 10-K/A
period 1996-12-30
CHINA CONTAINER HOLDINGS LTD
filed 1998-01-27
CIK 946902

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-K/A
                         (Amendment No. 2 to Form 10-K)


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996

                                                     OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY
         EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    --------------

                         Commission file number      00028358
                                                     --------

                        CHINA CONTAINER HOLDINGS LIMITED
             (Exact Name of Registrant as Specified in Its Charter)

         Nevada                                           11-2243727
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

         Common stock, $0.001 Par Value

         Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant
was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days Yes     x     No
                                      ---------    ---------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of common stock on October 17, 1997, as quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., was approximately $443,817.

         As of January 22, 1998, there were 25,000,273 shares of the registrant's common stock outstanding.

ITEM 1.  BUSINESS

GENERAL


         China Container Holdings Limited ("Holdings") is a Nevada corporation which owns 100% of the issued and outstanding common stock of an intermediate holding company, China Container Holdings Limited ("CCHL-BVI"), a British Virgin Islands company. CCHL-BVI owns 80% of the registered capital of Yangzhou Tongyun Container Company Ltd., a Sino-foreign equity joint venture company ("TY Container"), which manufactures and sells international standard commercial freight ("ISO") containers. CCHL-BVI also owns 80% of the registered capital of Yangzhou Tongsheng Container Co. Ltd. ("Tongsheng"), a Sino-foreign equity joint venture company. The minority shareholdings in Tongsheng are identical to that of TY Container. Since the completion of its production facilities in May 1996, Tongsheng also manufactures and sells ISO containers. See "Sino-Foreign Equity Joint Venture Enterprises in General," below, for more detailed information.

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



[Graphic omitted. Original graphic shows: Yangzhou City owns 100% of TYG; TYG owns 100% of Jiangyang (H.K.) Auto, 95% of Ocean Asia and 5% of each TY Container and Tongsheng; Ocean Asia owns 100% of Tactical Investments Ltd; Sinocity Group Ltd. is owned by Jiangyang (H.K.) Auto (50%), Keep Benefit Ltd. (12.5%), Wide Shine Development Ltd. (12.5%), China Auto (USA) Corp. (6.25%) and Everbest Auto Ltd. (18.75%); CCHL (Nevada) is owned by Sinocity Group Ltd. (80.275%), Gordon Capital Ltd. (7.5%), Bonnaire International Ltd. (4.225%), Tactical Investments Ltd. (3%) and Public Shareholders (5%), CCHL (Nevada) owns 100% of CCHL (BVI), which owns 80% of each TY Container and Tongsheng; TY Container owns 25% of Beihai, 51% of Reefer, 35.51% of Tongda, 44% of Tongyang Machinery and 25% of Universal.]

OPERATING SUBSIDIES

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

         In 1996, TY Container Group purchased steel from South Korea and domestically. TY Container Group generally maintains an inventory of steel sufficient for three months production. Paint was obtained from sources in South Korea and domestically. Plywood was obtained from sources in Indonesia. Weather resistant sealant was obtained domestically, including from Wuxi Tongfa Economic & Technical Development Company Ltd., a company in which TY Container holds a 10% equity interest. TY Container Group also purchased container components from suppliers in South Korea as well as domestically. TY Container Group purchased some of those components from companies in which TY Container holds a minority equity interest, including Yangzhou Tongda Forging Ltd., in which it owns a 35.57% interest, as described below in "TY Container Affiliated Companies." Purchases from affiliated companies are at prices and on other terms and conditions at least as favorable, and generally significantly more favorable, to TY Container Group than it would receive from unaffiliated companies. Plywood and paint are ordered as needed upon receipt of firm customer orders. TY Container Group typically maintains a two month supply of sealant. All other container components are purchased on an as needed basis, with next day delivery generally available.

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

         Seasonal Nature of Business
         ---------------------------

         Demand for commercial freight containers is seasonal, with 21.6%, 45.4%, 7.0% and 21.6% of TY Container Group's sales in 1996 occurring in the first, second, third and fourth quarters, respectively. In order to reduce the effects of seasonal fluctuations in demand, and to avoid lost sales resulting from inadequate inventory, a portion of TY Container Group's annual production (0%, 13%, 3% and 28%, in each of the first, second, third and fourth quarters, respectively) is based upon what it refers to as "stock orders" received from its major customers. Stock orders are not firm orders, but, rather, represent a customer's estimate of its requirements for the following quarters, and provide for TY Container Group's holding the finished containers in inventory for delivery to the customer in three to six months. Stock orders are not considered "firm orders" until a formal purchase order is received, typically within ten days prior to delivery. Payment is usually made within 30 days of delivery. TY Container Group has found stock orders to be an accurate measure of future demand.

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

         TY Container Group markets its products both directly, through the efforts of its executives and employees, and indirectly, through independent sales agents. TY Container Group currently has nonexclusive sales representative agreements with Container Trade and Services, Ltd. ("CTS"). While the agreements do not limit CTS to a particular geographic area, in practice CTS has originated sales primarily from customers in North America. In 1996, CTS was responsible for the sale of approximately 16% of TY Container Group's total production. In 1996, TY Container and Tongsheng executed new agreements with CTS with a term of ten years.

         In June 1996, Tongsheng executed an agreement with TYG Trading Co under which TYG Trading Co. agreed to provide certain support services to Tongsheng. This agreement is virtually identical to an April 1995 agreement between TY Container and TYG Trading Co. under which TYG Trading Co. agreed to provide certain services for TY Container which TY Container had previously performed itself. These services include the purchase of raw materials (see "Sources and Availability of Raw Materials and Components", above), the design of containers to be made to customer specifications, and certain sales support services, such as scheduling deliveries and arranging the lease of containers to be delivered on a "Free Used" basis. The agreements provide for the payment by TY Container Group to TYG Trading Co. of an agency fee in an amount equal to TYG Trading Co.'s anticipated costs, currently set at one percent of TY Container Group's sales. In November 1996, TYG Trading Co. agreed to waive the payment by TY Container Group of any amounts accruing under the agreements for 1996, in recognition of the difficult competitive situation faced by TY Container Group. TY Container Group believes that its agreements with TYG Trading Co., which enable it to take advantage of certain economies of scale, has resulted in significant savings to TY Container Group.

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

         TY Container Group competes with other container manufacturers on the basis of price, quality, service and warranty. When necessary, TY Container Group believes it is able to compete effectively on the basis of price because of a lower cost structure resulting from certain economies of scale and its equity interests in its suppliers of components. However, the high quality of its products has generally enabled TY Container Group to sell its containers for prices higher than its competitors'. TY Container Group is one of only three Chinese container manufacturers to qualify for ISO-9002 certification. TY Container Group has established a reputation in the industry for a high level of customer service and has been an industry leader in devising innovative programs to meet its customers' needs. It was the first Chinese container manufacturer to offer customers the non-standard 45 foot "High Cube" container, the first Chinese container manufacturer to accept so called "stock orders" and in 1996 introduced a program called "One Second Delivery," which meets customers' unexpected container requirements by regularly storing a number of containers on the customer's property in China, available for immediate use. TY Container Group has also assisted customers in obtaining financing, from unrelated third parties, for its container purchases. TY Container Group's strong relationship with local banks has given it access to working capital lines of credit which are not available to many of its competitors. These credit lines provide TY Container Group with the financial ability to offer programs such as "stock orders" to its customers. In addition, the high quality of TY Container Group's products permit it to provide an attractive warranty to its customers. Typically, TY Container Group provides a 12 to 24 months warranty on the container structure, a three- to five-year warranty on the paint (which is backed by the paint manufacturer's warranty), and a seven year warranty on the markings. Normally, warranty claims are settled, without the acrimony common in the industry, in accordance with a pre-determined payment schedule which sets forth the amount of claim payment the customer is entitled to receive from TY Container Group, based on the type and extent of the defect.

         Modernization
         -------------

         TY Container's management halted production at TY Container's main facility for a period of approximately two months, commencing in July 1996, and allocated the production to Tongsheng instead. During this period, TY Container upgraded and modernized its main assembly line in order to enhance production throughout and improve product quality. TY Container's management estimates that the modernization plan cost approximately US$1.2 million in capital expenditures, all of which was funded from TY Container's internal cash flow. A portion of the work force from TY Container was assigned to Tongsheng during the modernization. As a result, TY Container did not have to furlough any of its work force and Tongsheng had sufficient experienced workers to assist the company in the training of new hires.

         Backlog
         -------

         As of September 30, 1997, TY Container had backlog orders believed to be firm of US$20 million, as compared to US$33 million as of September 30, 1996. The Company expects approximately 70% of such orders to be filled within the current fiscal year.

         Employees
         ---------

         As of December 31, 1996, TY Container Group employed approximately 1,142 people, about 30 of whom are management personnel, 53 technical and administrative personnel, 30 security and auxiliary personnel and approximately 1,029 (including two shifts) production workers and supervisors.

         TY CONTAINER SUBSIDIARY
         -----------------------

         YANGZHOU TONGLEE REEFER CONTAINER COMPANY LTD. Yangzhou Tonglee Reefer Container Company Ltd. ("Reefer") was established as a Sino-foreign equity joint venture company in the PRC on December 31, 1993. Reefer is located near the Biangang Port, in the lower portion of the Yangtze River. Reefer operates a new manufacturing facility which produces international standard integrated refrigerated containers ("reefers"). These containers are used for the international transport of temperature sensitive cargo, including agricultural, biological and medical products, which require a stable cold or warm environment. Reefer's manufacturing facility, which came on line in May 1995, was designed to produce 4,000 TEU of reefer containers annually and produced 1,995 TEU of reefer containers in 1996. TY Container, which initially held a 50% interest in Reefer, increased its interest to 51% in January 1996, giving Holdings a 40.8% indirect interest in the company. TYG holds a 19% interest in the company (see Item 1. "General," and Item 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"), Liuwei Village Municipal Authority has a 5% interest, and Singapore Nanlee holds the remaining 25% of the company.

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

In 1996, approximately 85%, by cost, of Reefers' raw materials and components were imported and paid for by Reefer in U.S. dollars; of the remaining 15%, all were purchased in PRC domestic transactions and paid for in

RMB. In 1996, Reefer purchased steel plate from Japan and aluminum plate from Japan and domestically. Aluminum frame was obtained from sources in South Korea and domestically. Foam insulation was obtained from sources in Germany and Britain, and refrigeration units were obtained from the United States. Components were obtained domestically, including from Yangzhou Tongda Forging Ltd., in which TY Container owns a 35.57% interest, as described below in "TY Container Affiliated Companies." Reefer generally maintains an inventory of steel and aluminum plate and aluminum frame sufficient to manufacture approximately 500 units (200 twenty foot reefers and 300 forty foot reefers). Refrigeration units are ordered as needed upon receipt of firm customer orders. Foam insulation and all other container components are purchased on an as needed basis, with next day delivery generally available.

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

         Markets
         -------

         Reefer's main facilities are located near the Biangang Port, in the lower portion of the Yangtze River, in Jiangsu Province, China. In 1996, approximately 95% of Reefer's production was shipped to nearby ports in the Yangtze River Delta (e.g., Shanghai and Ningbo) for delivery to customers. The remaining 5 percent was delivered to ports in northern China.

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

         Employees
         ---------

           As of December 31, 1996, Reefer employed approximately 450 people, six of whom are management personnel, and about 40 technical and administrative personnel, 34 security and auxiliary personnel and approximately 370 (including two shifts) are production workers and supervisors.

COMPANY SALES

         During the past three years, the Company's consolidated sales by geographic region of destination and by major customers are as follows:

                                                                                    Year ended December 31
                                                                            ----------------------------------------
                                                                                  1994           1995           1996
                                                                               US$'000        US$'000        US$'000


           By geographic region of destination of sales:
             United States of America                                           57,597         65,933         30,222
             Denmark                                                             7,719          2,339             --
             United Kingdom                                                      7,310             --             --
             Hong Kong                                                           1,877         20,178         44,795
             People's Republic of China                                             --             --         14,512
             Others                                                              5,268            815          3,271
                                                                            ----------     ----------     ----------
                                                                                79,771         89,265         92,800
                                                                            ==========     ==========     ==========

           By major customer:
               A.P. Moller                                                       7,719          2,339             --
               China Railway Container Transportation Center                                       --         14,512
               Interpool Limited                                                12,255         12,407          2,147
               Orient Overseas Container Line Ltd.                                  --         19,684         13,946
               P & O                                                             7,310             --             --
               Textainer Capital Corporation                                    12,832         14,480          8,743
               Transamerica Leasing Inc.                                        19,805         17,655          8,435


                                                                                    Year ended December 31
                                                                            ----------------------------------------
                                                                                  1994           1995           1996
                                                                               US$'000        US$'000        US$'000

               Triton Container International Limited                           12,704         19,463          8,598
               Wide Shine Development Limited                                       --             --         28,899
               Others                                                            7,146          3,237          7,520
                                                                            ----------     ----------     ----------
                                                                                79,771         89,265         92,800
                                                                            ==========     ==========     ==========


         TY CONTAINER AFFILIATED COMPANIES
         ---------------------------------

         The Company reports its share in the earnings and losses of investments in which it does not control but exerts significant influence, generally investments in which it owns a greater than 20% interest (but not more than 50%) on the equity method of accounting. In 1996, the net losses attributable to affiliates was US$816,000, as reported in its Consolidated Statement of Income under the line item "Share of Net Losses of Associated Companies." TY Container owns minority interests in affiliated companies as follows:

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

         GOVERNANCE, OPERATIONS AND DISSOLUTION

         Governance, operations and dissolution of a Sino-foreign equity joint venture enterprise are governed by the Equity Joint Venture Law and by the parties' joint venture contract and the joint venture's articles of association. The Board of Directors of each Operating Subsidiary exercises authority by majority vote over major corporate decisions, including the appointment of officers, strategic planning and budgeting, employee compensation and welfare and distribution of after-tax profits. Pursuant to relevant PRC law, certain major actions of each Operating Subsidiary require unanimous approval by all of the directors present at the meeting called to decide upon such actions (e.g., amendments to its contract and articles of association; increases in, or assignments of, the registered capital of the joint venture; a merger of the joint venture with another entity; or dissolution of the enterprise). In addition, PRC government approval is necessary for increases in authorized registered capital and for certain borrowings.

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

TAXES APPLICABLE TO HOLDINGS AND CCHL-BVI

         Holdings generally will be subject to U.S. federal income tax of 35 percent on distributions from CCHL-BVI that are out of its current or accumulated earnings and profits, and such distributions will not be eligible for the dividends-received deduction. Because CCHL-BVI and the Operating Subsidiaries are "controlled foreign corporations" for U.S. federal income tax purposes, Holdings may be required to include in gross income (x) those companies' "Subpart F" income, which includes certain passive income and income from certain transactions with related persons (whether or not such income is distributed to Holdings) and (y) increases in those companies' earnings invested in certain U.S. property. Based on the current and expected income, assets and operations of CCHL-BVI and the Operating Subsidiaries, the Company believes that it will not have significant U.S. federal income tax consequences under the "controlled foreign corporation" rules.

         So long as (x) Holdings owns ten percent or more of the voting stock of CCHL-BVI, (y) CCHL-BVI owns ten percent or more of the voting stock of TY Container and Tongsheng, and (z) the stock ownership percentage described in
(x), when multiplied with the stock ownership percentage described in (y) with respect to either TY Container or Tongsheng, equals or exceeds 5 percent, subject to certain limitations, CCHL-BVI will be deemed to have paid a proportionate amount of the PRC income taxes of TY Container or Tongsheng, as the case may be, when a dividend is distributed from TY Container or Tongsheng, and Holdings generally will be entitled to claim a credit for such PRC income taxes when a dividend is distributed from CCHL-BVI to Holdings.

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

ITEM 6.  SELECTED FINANCIAL DATA

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

                                                 (Amounts in Thousands, except per share data)
                                                            Year Ended December 31,
                                   ---------------------------------------------------------------------------
                                      1992            1993            1994            1995            1996


Income Statement Data:                 US$             US$             US$             US$             US$

Net sales......................       61,549         60,960           79,771          89,265         92,800
Operating income/(loss)........        6,561          5,875            6,116           7,702         (5,952)
Interest expense, net.........          (965)          (883)          (1,625)         (2,540)        (3,528)
Foreign exchange gains/               (4,252)        (5,079)             412             458           (199)
   (losses), net...............
Reorganization expense.........            -              -                -          (1,382)             -
Share of net losses of                     -            (25)             (90)         (1,308)          (816)
   Associated Companies........
Income taxes...................         (160)          (657)            (742)           (992)          (160)
                                    ----------     ----------       ----------      ----------     ----------
Net income (loss) before
   minority interests..........        6,235          5,163            5,932           3,808         (6,914)
Minority interests.............       (1,247)        (1,033)          (1,187)         (1,038)         2,240
                                    ----------     ----------       ----------      ----------     ----------
Net income (loss)..............        4,988          4,130            4,745           2,770         (4,674)
                                    ----------     ----------       ----------      ----------     ----------
Net income (loss) per share....         0.24           0.20             0.23            0.12         (0.19)
                                    ----------     ----------       ----------      ----------     ----------

                                                                At December 31,
                                   ---------------------------------------------------------------------------
Balance Sheet Data:                     1992           1993             1994            1995           1996
   Current assets..............       21,079         29,415           29,508          51,749         65,498
   Fixed assets................        6,846          6,107            6,374           6,335         23,137
   Construction in progress....            -              -                -           5,325            747
   Other assets................          763          4,391            8,006           7,896         21,973
                                    ----------     ----------       ----------      ----------     ----------
   Total assets................       28,688         39,913           43,888          71,305        111,355
   Short-term debt.............       16,466         23,305           25,147          48,175         80,758
   Total liabilities...........       22,927         32,136           33,128          56,587        100,432
   Minority interests..........        1,152          1,555            2,810           3,060          3,893
   Total stockholders' equity..        4,609          6,222            7,950          11,658          7,030

Cash dividends declared
   per share...................         0.13           0.10             0.16               -              -
                                    ----------     ----------       ----------      ----------     ----------


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


         The results of Reefer were consolidated for the first time in 1996 and contributed approximately US$28 million sales and US$0.25 million gross profits in 1996. Although Reefer's products have a significantly higher per unit sales price than the dry box containers produced by TY Container and Tongsheng, in 1996 Reefer experienced an overall decrease in the average unit price of its products of 22%. This decrease was due to the intense competition in the PRC.

         The significant decrease in the Company's gross margin in 1996 was primarily due to:

         (a) despite commanding a relatively higher selling price, Reefer had a gross profit margin of approximately 1% in 1996. In addition to the decreased sales price, this reflected the fact that Reefer was still in a start-up phase in 1996 and had not yet reached its original designed capacity;

         (b) a decrease in the average unit sales price of the dry box containers produced by TY Container and Tongsheng by 15% in 1996, which was due to intense competition in the PRC; and

         (c) the temporary shutdown for modernization of the main production facilities at TY Container during the third quarter and start up problems at Tongsheng, which came on line in May, 1996 causing the absorption of higher fixed costs over decreased production, lowering the gross margin.


                                    1st Qtr 1996     2nd Qtr 1996     3rd Qtr 1996    4th Qtr 1996
                    Quantity        8,383            14,508           2,257           7,093
                    (TEU)
                    Sales           24,200           42,100           6,500           20,000
                    (US$'000)
                    Gross Margin    18.2%            15%              -30.8%          -22.3%



         Allowing for the effects of the consolidation of Reefer, the Company's results of operations for the first and second quarters are essentially consistent with its growth in 1995. The primary reasons for the decrease in the gross profit margin from 15% in the second quarter to a negative 30.8% in the third quarter are (i) the average sales price per TEU dropped approximately 10% and 12% for dry box containers and refrigerated containers, respectively, while the cost of raw materials and components remained essentially unchanged, and
(ii) the 84% decrease in sales quantity caused by the temporary shutdown for modernization of the main production facilities at TY Container during the third quarter and start up problems at Tongsheng which came on line in May 1996, resulting in the Company's fixed costs being absorbed over fewer units, raising the cost per unit and decreasing the gross profit margin. The primary reasons for the fourth quarter's gross profit margin of negative 22.3% are (i) the continuing decline of the average sales price per TEU of dry box containers and refrigerated containers, respectively, while the cost of raw materials and components remained essentially unchanged, and (ii) while the Company's sales quantity of dry box containers had increased over that of the third quarter, overall sales quantity in the fourth quarter had decreased by 51% from the second quarter because of the temporary shutdown for modernization of the main production facilities at Reefer during the fourth quarter, which again resulted in the Company's fixed costs being absorbed over fewer units, raising the cost per unit and decreasing the gross profit margin.


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

                  2. The gross profit margin decreased from 15.7% on net sales in 1995 to 4.6% in 1996 primarily because of a decrease in the average unit sales price of dry box containers and reefers, respectively, while the overall cost of raw materials remained unchanged. Over the course of 1996, prices decreased by approximately 15% and 22% for dry box containers and reefers, respectively. Although sales quantity was down in 1996, dry box container and reefer capacity increased by approximately 100% and 250%, respectively, over 1995.

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

                  5. In 1995, the Company incurred US$1.38 million of reorganization expenses in relation to the Reorganization and Stock Swap.

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

                                     1994              1995             1996
RMB equivalent of US$1:
         At December 31,             8.45               8.32            8.30
         High                        8.70               8.44            8.34
         Low                         8.45               8.30            8.29
         Average                     8.62               8.35            8.31

Net sales in US$'000               79,771             89,265          92,800
Total TEU sold                     35,022             38,107          32,397
Sales in US$ per TEU                2,278              2,342           2,869

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

         2. Accounts payable increased by 289.2% from US$3.7 million as at December 31, 1995 to US$14.4 million as at December 31, 1996, primarily as a result of (i) an increase in the amount of raw materials purchased in the third and fourth quarters of 1996, relating to the order from the PRC Railway Ministry, and (ii) the lengthening of the average payment terms for amounts payable by the Company to its suppliers.

         3. Accrued liabilities and other payables increased by 161.1% from US$1.8 million as at December 31, 1995 to US$4.7 million as at December 31, 1996, primarily as a result of the consolidation of the results of Reefer.

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

Modernization

         During July and August of 1996, the Company upgraded and modernized TY Container's main production facilities (see Item 1, "BUSINESS, Description of TY Container and Tongsheng - Modernization", above). The modernization cost approximately US$1.2 million in capital expenditures. Management believes that the modernization of TY Container improved the quality of the containers and lowered production costs by approximately 1.5%. During the fourth quarter of

1996, the Company upgraded and modernized Reefer's main production facilities at a total cost of approximately US$2.75 million (see Item 1, "BUSINESS, Description of TY Container and Tongsheng - TY Container Subsidiary - Modernization", above). The modernization of Reefer increased annual its capacity from 4,000 TEU to 10,000 TEU.

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



                                    CHINA CONTAINER HOLDINGS LIMITED



                                    By  /s/ Ma Tieyi
                                      -----------------------------------
                                            Ma Tieyi
                                            Secretary and Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE                               TITLE                             DATE
     ---------                               -----                             ----

     /s/ Cheung Sau Yung        Chairman of the Board, Director,          January 23, 1998
----------------------------    President and Chief Executive Officer
     Cheung Sau Yung


     /s/ Ma Tieyi               Secretary and Treasurer                   January 23, 1998
----------------------------
     Ma Tieyi


     /s/ Liu Jingxin            Director                                  January 23, 1998
----------------------------
     Liu Jingxin


     /s/ Sung Hiu Ngan          Director                                 January 23, 1998
----------------------------
     Sung Hiu Ngan

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


Hong Kong
16 May 1997

CHINA CONTAINER HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 and 1996

(Amounts in thousands, except for share data)


                                                                 Year ended December 31
                                                       --------------------------------
                                             Notes           1994           1995           1996
                                                              US$            US$            US$

NET SALES
Related parties                               10            1,439            959         43,411
Other parties                                              78,332         88,306         49,389

                                                        ---------      ---------       --------

                                                           79,771         89,265         92,800

COST OF SALES                                            ( 68,645)      ( 75,243)      ( 88,478)

SELLING AND ADMINISTRATIVE EXPENSES                      (  3,789)      (  4,238)      (  6,251)

ALLOWANCES FOR DOUBTFUL OTHER
  RECEIVABLES                                                   -              -       (    119)

PROVISION FOR NET REALIZABLE VALUE
  OF INVENTORIES                                                -              -       (    177)
                                                        ---------      ---------       --------
                                                            7,337          9,784       (  2,225)

FINANCIAL EXPENSES, NET                        5         (  1,213)      (  2,082)      (  3,727)

OTHER INCOME/(EXPENSES), NET                   6              640       (    212)            14

REORGANIZATION EXPENSES                        7                -       (  1,382)             -
                                                        ---------      ---------       --------

INCOME/(LOSS) BEFORE INCOME TAXES                           6,764          6,108       (  5,938)

INCOME TAXES                                   8         (    742)      (    992)      (    160)
                                                        ---------      ---------       --------

                                                            6,022          5,116       (  6,098)

SHARE OF NET LOSSES OF ASSOCIATED
  COMPANIES                                              (     90)      (  1,308)      (    816)
                                                        ---------      ---------       --------

INCOME/(LOSS) BEFORE MINORITY INTERESTS                     5,932          3,808       (  6,914)

MINORITY INTERESTS                                       (  1,187)      (  1,038)         2,240
                                                        ---------      ---------       --------

NET INCOME/(LOSS)                                           4,745          2,770       (  4,674)
                                                        =========      =========       ========

NET INCOME/(LOSS) PER SHARE                  4(k)            0.23           0.12       (   0.19)
                                                        =========      =========       ========

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CONTAINER HOLDINGS LIMITED


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEAR ENDED DECEMBER 31, 1996

(Amounts in thousands, except for share data)

                                        Number of
                                        shares of                                    Retained
                                     common stock            Additional             earnings/     Currency
                                      outstanding    Paid-up    paid-in           (accumulated  translation
                               Notes      (Note 2)   Capital    capital   Reserves    losses)   adjustments      Total
                                                         US$        US$        US$        US$           US$        US$

Balance at January 1, 1994             20,781,250         22      3,885        811      2,026       (  523)      6,221

Net income                                      -          -          -          -      4,745            -       4,745
Transfer to reserves            27              -          -          -      2,157    ( 2,157)           -           -
Currency translation
 adjustments                                    -          -          -          -          -          276         276
Dividends (US$0.16 per share)  4(l)             -          -          -          -    ( 3,292)           -     ( 3,292)
                                      -----------       ----     ------     ------   --------      -------    --------

Balance at December 31, 1994           20,781,250         22      3,885      2,968      1,322       (  247)      7,950

Net income                                      -          -          -          -      2,770            -       2,770
Transfer to reserves            27              -          -          -      2,911    ( 2,911)           -           -
Currency translation adjustments                -          -          -          -          -          137         137
Issue of shares for services
  rendered in relation to the
  Reorganization                 7      1,093,750          1        207          -          -            -         208
Shares of common stock
  owned by the then existing
  shareholders of the Company
  at the date of Reverse
  Acquisition                    7      1,875,000          1        355          -          -            -         356
Issue of  shares for
  services rendered in relation
  to the Reverse Acquisition     7      1,250,273          1        236          -          -            -         237
                                      -----------       ----     ------     ------   --------      -------     -------

Balance at December 31, 1995           25,000,273         25      4,683      5,879      1,181       (  110)     11,658

Net loss                                        -          -          -          -    ( 4,674)           -     ( 4,674)
Transfer to reserves            27              -          -          -      1,724    ( 1,724)           -           -
Currency translation adjustments                -          -          -          -          -           46          46
                                      -----------       ----     ------     ------   --------      -------     -------

Balance at December 31, 1996           25,000,273         25      4,683      7,603    ( 5,217)      (   64)      7,030
                                      ===========       ====     ======     ======   ========      =======     =======



The accompanying notes are an integral part of these consolidated financial statements.

CHINA CONTAINER HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 1996

(Amounts in thousands, except for share data)


                                                                                 December 31
                                                                           ----------------------
                                                             Notes           1995            1996
                                                                              US$             US$

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                   7,431           2,873
Accounts receivable                                                         7,642           6,188
Deposits and other receivables, net of allowances
  of Nil in 1995 and US$119 in 1996                                         9,996           7,544
Inventories, net of provision of Nil in 1995
  and US$177 in 1996                                           9           21,605          41,804
Deferred income taxes                                                          84               -
Amounts due from associated companies                         10            1,234             908
Amounts due from related companies                            10            3,757           6,181
                                                                         --------       ---------

TOTAL CURRENT ASSETS                                                       51,749          65,498

INTANGIBLE ASSETS                                             13              499           2,864

FIXED ASSETS                                                  14            6,335          23,137

CONSTRUCTION IN PROGRESS                                      15            5,325             747

INTERESTS IN ASSOCIATED COMPANIES                             16            5,826           2,009

AMOUNTS DUE FROM RELATED COMPANIES                            10              670          15,783

OTHER ASSETS                                                  17              901           1,317
                                                                         --------       ---------


TOTAL ASSETS                                                               71,305         111,355
                                                                         ========       =========


The accompanying notes are an integral part of these consolidated financial statements.

CHINA CONTAINER HOLDINGS LIMITED

AS AT DECEMBER 31, 1996

(Amounts in thousands, except for share data)

                                                                       December 31
                                                              --------------------------
                                                  Notes            1995             1996
                                                                    US$              US$

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans and overdrafts                          18            48,175           80,758
Accounts payable                                                  3,705           14,428
Accrued liabilities and other payables                            1,803            4,735
Income taxes payable                                                274                -
Amount due to an associated company                10                 -              320
Amount due to a related company                    10             2,630              191
                                                              ---------       ----------
TOTAL CURRENT LIABILITIES                                        56,587          100,432

MINORITY INTERESTS                                                3,060            3,893
                                                              ---------       ----------
                                                                 59,647          104,325
                                                              ---------       ----------
COMMITMENTS AND CONTINGENCIES                      21

SHAREHOLDERS' EQUITY
Share capital - shares of
  100,000,000 common stock of US$0.001
  each and 5,000,000 preferred stock of
  US$0.01 each authorised; shares
  of 25,000,273 common stock of
  US$0.001 each outstanding                        19                25               25

Additional paid-in capital                         19             4,683            4,683
Reserves                                           27             5,879            7,603
Retained earnings/(accumulated losses)             27             1,181         (  5,217)
Currency translation adjustments                               (    110)        (     64)
                                                              ---------       ----------
                                                                 11,658            7,030
                                                              ---------       ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                           71,305          111,355
                                                              =========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CONTAINER HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 1996

(Amounts in thousands, except per share data)

                                                                              Year ended December 31
                                                                      --------------------------------------
                                                                      1994             1995             1996
                                                                       US$              US$              US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                                    4,745            2,770          ( 4,674)
Adjustments to reconcile net income to net cash
  provided by/(used in) operating activities:
    Minority interests                                               1,187            1,038          ( 2,240)
    Reorganization expenses                                              -              801                -
    Amortisation                                                        71               61               67
    Depreciation                                                       714              805            1,901
    Allowances for doubtful debts                                        -                -              119
    Provision for net realizable value of inventories                    -                -              177
    Loss on disposal of fixed assets                                     5                7                -
    Share of net losses of associated companies                         90            1,308              816
    Deferred income taxes                                          (   312)               -               84
    Foreign exchange losses/(gain)                                 (   594)         (   486)             199
Decrease/(increase) in assets:
  Accounts receivable                                              (   657)         ( 6,172)           1,907
  Deposits and other receivables                                       645          ( 7,872)           3,135
  Inventories                                                        3,280          (   343)         (13,625)
  Amounts due from associated companies                            (   294)         (   926)         (   127)

  Amounts due from related companies                               (   767)              29          ( 1,977)
Increase/(decrease) in liabilities:
  Accounts payable                                                 ( 1,530)           1,814           10,065
  Accrued liabilities and other payables                               132          (   917)           2,760
  Income taxes payable                                                 287          (   358)         (   273)
  Amount due to an associated company                                  126          (   130)             320
  Amount due to a related company                                        -            2,620          ( 3,059)
                                                                  --------         --------         --------
Net cash provided by/(used in) operating activities                  7,128          ( 5,951)         ( 4,425)
                                                                  --------         --------         --------

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CONTAINER HOLDINGS LIMITED

FOR THE YEAR ENDED DECEMBER 31, 1996

(Amounts in thousands, except for share data)

                                                                                    Year ended December 31
                                                                           -----------------------------------------
                                                            Note              1994             1995             1996
                                                                               US$              US$              US$

CASH FLOWS USED IN INVESTING
  ACTIVITIES
Purchases of fixed assets                                                  (   803)         (   711)         (   113)
Increase in construction in progress                                             -          ( 5,306)         ( 5,924)
Increase in investments in associated companies                            ( 4,900)         ( 1,161)         (    60)
Proceeds from the sale of fixed assets                                           -               37                -
Increase in other assets                                                   (    37)         (   589)         (   416)
Purchase of Tonglee (net of cash acquired)                   12                  -                -              468
Advances to a related company                                                  122                -          (15,113)
                                                                           -------          -------          -------
Net cash used in investing activities                                      ( 5,618)         ( 7,730)         (21,158)
                                                                           -------          -------          -------
CASH FLOWS PROVIDED BY/(USED
  IN) FINANCING ACTIVITIES
Dividends paid                                                             ( 2,474)         ( 2,692)               -
Dividends paid to minority interests                                       (   618)         (   673)               -
Repayments of bank loans and overdrafts                                    (31,250)         (14,045)         (15,499)
Proceeds from bank loans and overdrafts                                     32,382           36,599           36,858
Exchange differences on bank loans
  denominated in foreign currencies                                            594              486          (   199)

                                                                           -------          -------          -------
Net cash provided by/(used in) financing activities                        ( 1,366)          19,675           21,160
                                                                           -------          -------          -------
Exchange differences on cash and cash equivalents                               75          (   141)         (   135)
                                                                           -------          -------          -------
NET INCREASE/(DECREASE) IN
  CASH AND CASH EQUIVALENTS                                                    219            5,853          ( 4,558)

Cash and cash equivalents, at beginning of year                              1,359            1,578            7,431
                                                                           -------          -------          -------
Cash and cash equivalents, at end of year                                    1,578            7,431            2,873
                                                                           =======          =======          =======

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

         In the opinion of the directors of China Container, the above Reorganization constitutes a reorganization under common control and subsequent to which, the ultimate control of TYC remains substantially the same as before the Reorganization.

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

                  (ii) DAB sold the then existing business of DAB including all of its assets and liabilities as at May 10, 1995, to Dial-A-Brand, Inc, a then newly formed Delaware corporation ("DAB-Delaware"), in exchange for all of the issued and outstanding shares of common stock of DAB-Delaware;


         (iii) the former majority shareholder of DAB agreed to acquire from DAB all of the issued and outstanding common stock of DAB-Delaware in exchange for 1,784,400 shares of DAB's common stock and an indemnity from such shareholder with respect to any contingent liabilities relating to the former business of DAB. The 1,784,400 shares of common stock received were then cancelled by DAB;

         (iv) a reverse stock split of 7 to 1 of DAB's then existing issued and outstanding common stock into 270,667 shares of DAB's common stock of US$0.001 each, which, because of the practice of rounding up for each existing stock certificate, resulting in 273 additional shares. The 270,667 shares were retained by the then existing shareholders of DAB in relation to the Reverse Acquisition; and

         (v) the issuance of 979,606 shares of DAB's common stock, par value US$0.001 per share, to certain parties in return for services provided in relation to the Reverse Acquisition.

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

         On May 10, 1995, DAB changed its name to China Container Holdings Limited.

         The above transactions have been treated as a recapitalization of CCHL(BVI) with CCHL(BVI) as the acquirer (the "Reverse Acquisition"). Accordingly, the historical financial statements of China Container for the period prior to May 10, 1995 are those of CCHL(BVI) or TYC (prior to the Reorganization) except for paid-in capital which represent that of DAB immediately after the Reverse Acquisition attributable to the original shareholders of CCHL(BVI) prior to the Reorganisation.

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

4.     PRINCIPAL ACCOUNTING POLICIES

         (a)      Cash and cash equivalents
                  The Group considers cash and cash equivalents to include cash on hand and deposits with banks with an original maturity of three months or less.

         (b)      Inventories
                  Inventories are stated at the lower of cost and market value. Cost is determined on the weighted-average basis and in the case of work in progress and finished goods, comprises direct materials, direct labor and an appropriate proportion of overheads.

         (c)      Fixed assets and depreciation
                  Fixed assets are stated at cost less accumulated depreciation.

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

         (g)      Revenue recognition
                  -------------------
                  Sales represent the invoiced value of goods sold, net of returns. Revenue is recognised upon delivery to customers or in the case of a bill and hold transaction, whereby a customer has a firm commitment to purchase completed goods but the group retains physical possession of the goods at the request of the customer until shipment to designated locations according to fixed schedule for delivery, revenue is recognised when risks and legal title of the goods are passed to the customer according to the contract terms.

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

         (k)      Net income/(loss) per share
                  ---------------------------
                  The calculation of net income/(loss) per share is based on an aggregate of 25,000,273 (1995: 23,497,607, 1994: 20,781,250)
                  weighted average number of shares of common stocks outstanding as if the shares issued to the original shareholders of CCHL
                  (BVI) under the Reverse Acquisition had been completed as at January 1, 1994 (note 19).

         (l)      Dividends per share
                  -------------------
                  Dividends are the amount paid/payable to the then shareholders of TYC prior to the Reorganization.

                  Dividends per share is based on an aggregate of 20,781,250 shares of common stock outstanding in 1994 as if the shares issued to the original shareholders of CCHL (BVI) under the Reverse Acquisition had been completed at January 1, 1994 (note 19).

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

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)

5.       FINANCIAL EXPENSES, NET

         Financial expenses, net represent:

                                                                                    Year ended December 31
                                                                          ------------------------------------------
                                                                              1994             1995             1996
                                                                               US$              US$              US$


         Bank loan interest                                                ( 1,863)         ( 3,173)         ( 4,879)
         Less: Bank loan interest capitalized
                     in construction in progress                                 -              258              389
                                                                           -------          -------          -------
                                                                           ( 1,863)         ( 2,915)         ( 4,490)

         Interest income                                                       238              375              962
         Foreign exchange gains/(losses), net                                  412              458          (   199)
                                                                           -------          -------          -------
                                                                           ( 1,213)         ( 2,082)         ( 3,727)
                                                                            ======           ======           ======

6.       OTHER INCOME/(EXPENSES), NET

         Other income/(expenses), net represent:


                                                                                    Year ended December 31
                                                                           -----------------------------------------
                                                                              1994             1995             1996
                                                                               US$              US$              US$

         Professional fee received in respect of technical
           assistance provided to an associated company                        589                -                -
         Other                                                                  51           (  212)              14
                                                                            ------           ------           ------

                                                                               640           (  212)              14
                                                                            ======           ======           ======

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)


7.       REORGANIZATION EXPENSES

         Concurrent with the Reorganization and the Reverse Acquisition set out in note 1 to the financial statements, reorganization expenses were incurred which reduced net income by US$1,382. The reorganization expenses included (i) US$581 of related audit and consultancy fees incurred, and (ii) US$801 which represented the fair value of (a) the 5% of the issued and outstanding shares of CCHL-BVI received by a wholly-owned subsidiary of Broadsino in connection with the

         Reorganization, and (b) the 12.5% of the issued and outstanding shares of the common stock of China Container held by the shareholders of DAB (7.5%) prior to the Reverse Acquisition and by certain other parties (5%) who received restricted shares of common stock in exchange for services rendered in connection with the Reverse Acquisition. The amount of the expenses in (a) and (b) above were determined based on the fair value of CCHL-BVI's net assets as determined by an appraisal performed by an independent PRC appraiser, adjusted for factors affecting the transferability of the shares.


8.       INCOME TAXES

         Income taxes on profits from PRC operations for the years was as follows:

                                            Year ended December 31
                                        -------------------------------
                                            1994        1995       1996
                                             US$         US$        US$

         Current                           1,054         992         76
         Deferred                         (  312)          -         84
                                          ------       -----      -----

                                             742         992        160
                                          ======       =====      =====

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

         The tax benefit to the PRC subsidiaries as a result of the tax holiday for the year ended December 31, 1994, 1995 and 1996 amounted to US$812, US$733 and Nil (China Container: US$650, US$586 and Nil), respectively. The effective tax benefit per share (based on an aggregate of 25,000,273 (1995: 23,497,607, 1994: 20,781,250) shares of common stocks outstanding as if the Reorganization had been completed as at January 1, 1994 (note 19)) for China Container for each of the years ended December 31, 1994, 1995 and 1996 amounted to US$0.04, US$0.03 and Nil, respectively.

         A reconciliation of the effective income tax rates (excluding the reorganization expenses) with the statutory income tax rate in the PRC is as follows:

                                                                   Year ended December 31
                                                             --------------------------------
                                                               1994          1995        1996

         Statutory tax rate                                    24.0%         24.0%      (24.0%)
         Tax holiday                                          (12.0%)       (12.0%)      15.0%
         Item which give rise to no tax benefit:
           Net loss of China Container                               -            -      11.2%
         Other items                                          ( 1.0%)         1.0%        0.5%
                                                              -------       ------      ------

                                                               11.0%         13.0%        2.7%
                                                              ======        ======      ======



         Accumulated losses of the China Container's foreign subsidiaries amounted to US$3,049 at December 31, 1996 (1995: undistributed earnings of US$2,563).

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)

9.       INVENTORIES

         Inventories comprise:

                                                                                      December 31
                                                                               ------------------------
                                                                                   1995            1996
                                                                                    US$             US$

         Raw materials                                                           16,828          20,801
         Work in progress                                                             -           4,283
         Finished goods                                                           4,777          16,897
                                                                               --------        --------
                                                                                 21,605          41,981
         Less: Provision for net realizable value of inventories                      -         (   177)
                                                                               --------         -------
                                                                                 21,605          41,804
                                                                               ========         =======

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)



10.      RELATED PARTY BALANCES AND TRANSACTIONS

         (i) The amounts due from related companies, Jiangsu Tongyun Group Company (formerly known as Jiangyang Automobile Company, "TYG"), Ocean Asia International Limited ("Ocean Asia"), Jiangsu Tongyun Trading Company ("Jiangsu Tongyun") and Wide Shine Development Limited ("WSD") comprise:

                                                                       December 31
                                                               -------------------------
                                                                   1995             1996
                                                                    US$              US$

                  Loan receivable from Ocean Asia                 2,566            2,489
                  Trade receivable from Ocean Asia                  157                -
                                                               --------        ---------
                                                                  2,723            2,489

                  Loan receivable from Jiangsu Tongyun              429              312
                  Trade receivable from TYG                           -           16,412
                  Trade receivable from WSD                       1,275            2,477
                  Loan receivable from TYG                            -              274
                                                               --------        ---------
                                                                  4,427           21,964
                                                               ========        =========
                  Due within one year                             3,757            6,181
                  Due after more than one year                      670           15,783
                                                               --------        ---------
                                                                  4,427           21,964
                                                               ========        =========

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

         (ii) Sale transactions with related parties are summarised as follows:

                                                                        Year ended December 31
                                                                  ---------------------------------
                                                                     1994         1995         1996
                                                       Notes          US$          US$          US$

                  WSD                                    a          1,439          959       28,899
                  China Railway Container
                    Transportation Centre ("CRCT")       b              -            -       14,512
                                                                  -------       ------     --------

                                                                    1,439          959       43,411
                                                                  =======       ======     ========

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

         (iii) Other transactions with related companies are summarised as follows:

                                                                               Year ended December 31
                                                                           ----------------------------
                                                                              1994      1995       1996
                                                                               US$       US$        US$
                  Purchases of raw materials
                    from Yangzhou Tongda                                       412       667          9
                  Purchases of raw materials from Ocean Asia                 4,700         -          -
                  Sales commissions paid to Ocean Asia                         288         -          -
                  Sales commissions paid to WSD                                281         -          -
                  Service charge paid to TYG for the
                    provision of staff messing services                        191         -          -
                                                                             =====     =====      =====

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
                                                                           1994
                                                                    (Unaudited)
                                                                            US$

         Net sales                                                       79,771
         Cost of sales                                                  (68,645)
         Selling and administrative expenses                           (  3,789)
                                                                       --------

                                                                          7,337
         Financial expenses, net                                       (  1,213)
         Other income/(expenses), net                                       640
         Reorganization expenses                                              -

                                                                       --------

         Income before income taxes                                       6,764
         Income taxes                                                  (    742)
                                                                       --------

         Income after income taxes                                        6,022
         Shares of net losses of associated companies                  (     90)
                                                                       --------

         Income before minority interests                                 5,932
         Minority interests                                            (  1,187)
                                                                       --------

         Net income                                                       4,745
                                                                       ========
         Pro forma earnings per share, based on
            20,781,250 shares of common stock outstanding
            (note 4(k))                                                    0.23
                                                                       ========

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)


13.      INTANGIBLE ASSETS

         Intangible assets comprise:
                                                           December 31
                                                  ------------------------
                                                      1995            1996
                                                       US$             US$
         Cost:
           Land use rights                             501           2,007
           Technical knowhow                             -           1,000
           Other                                       123             123
                                                  --------         -------
                                                       624           3,130
                                                  --------         -------
         Accumulated amortisation:
           Land use right                              125             186
           Technical knowhow                             -              80
           Other                                         -               -
                                                  --------         -------
                                                       125             266
                                                  --------         -------


                                                       499           2,864
                                                  ========         =======

         The PRC subsidiaries are required to pay a premium upon obtaining official certificates for the above land use rights. Further details are set out in note 21(i) to the consolidated financial statements.

14.      FIXED ASSETS

         Fixed assets comprise:
                                                           December 31
                                                  -------------------------
                                                     1995             1996
                                                      US$              US$
         Cost:
           Buildings                                1,839            6,644
           Plant, machinery and equipment           6,194           19,186
           Motor vehicles                           1,140            1,823
           Office equipment                           198              421
                                                  -------         --------
                                                    9,371           28,074
                                                  -------         --------
         Accumulated depreciation:
           Buildings                                  538              894
           Plant, machinery and equipment           1,942            3,090
           Motor vehicles                             456              788
           Office equipment                           100              165
                                                  -------         --------
                                                    3,036            4,937
                                                  -------         --------

         Net book value                             6,335           23,137
                                                  =======         ========

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)


15.      CONSTRUCTION IN PROGRESS

         Construction in progress comprises:

                                                                 December 31
                                                           ---------------------
                                                              1995         1996
                                                               US$          US$


         Rights to use sites                                 1,445            -
         Plant and machinery                                 3,474          423
         Interest capitalisation                               259           30
         Others                                                147          294
                                                            ------       ------

                                                             5,325          747
                                                            ======       ======


16.      INTERESTS IN ASSOCIATED COMPANIES

         Interests in associated companies comprise:

                                                                  December 31
                                                           --------------------
                                                              1995         1996
                                                               US$          US$

         Unlisted shares, at cost                            7,249        3,193
         Share of post-acquisition profits less
          losses, net                                      ( 1,423)     ( 1,184)
                                                           -------      -------

                                                             5,826        2,009

         Particulars of the associated companies, all of which are registered in the People's Republic of China, are summarised as follows:

                                    Registered             Equity holding    Tenure        Commencement
         Name of company               capital        held by the Company     years                date
                                                          1995       1996

         Yangzhou Tongda              US$1,050          35.57%     35.57%        15      March 11, 1994
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


18.      BANK LOANS AND OVERDRAFTS

         The Company's bank loans and overdrafts comprise:

                                                                                                  December 31
                                                               Weighted                   --------------------------
                                                                average                    1995                 1996
                                                         interest rates                     US$                  US$

         Short term bank loans and overdrafts:
           Denominated in US$                                Floating -
                                                             (note (i))                  46,990               77,963
           Denominated in RMB                                Floating -
                                                            (note (ii))                   1,185                2,795
                                                                                         ------               ------

                                                                                         48,175               80,758
                                                                                         ======               ======

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


20.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                                     Year ended December 31
                                                                        -----------------------------------
                                                                              1994             1995             1996
                                                                               US$              US$              US$
         Cash paid during the year for:
           Interest paid, net of interest capitalized                        2,305            3,076            4,879
           Income tax                                                          767            1,350              348
                                                                             =====            =====            =====

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

         The Unified Exchange Rates at December 31, 1994, 1995 and 1996 were as follows:


                                                                                            December 31
                                                                              --------------------------------------
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share data)


28.      SEGMENT FINANCIAL INFORMATION

         The Group is principally engaged in the manufacture and export of international standard commercial freight containers. An analysis of sales by geographic region of the destination of sales and by major customers for the respective years is as follows:



                                                                                     Year ended December 31
                                                                              --------------------------------------
                                                                              1994             1995             1996
                                                                               US$              US$              US$

         By geographic region of destination of sales:
           United States of America                                         57,597           65,933           30,222
           Denmark                                                           7,719            2,339                -
           United Kingdom                                                    7,310                -                -
           Hong Kong                                                         1,877           20,178           44,795
           People's Republic of China                                            -                -           14,512
           Others                                                            5,268              815            3,271
                                                                         ---------       ----------       ----------

                                                                            79,771           89,265           92,800
                                                                            ======           ======           ======

         By major customer:
           A P Moller                                                        7,719            2,339                -
           China Railway Container Transportation Center                                          -           14,512
           Interpool Limited                                                12,255           12,407            2,147
           Orient Overseas Container Line Ltd                                    -           19,684           13,946
           P & O                                                             7,310                -                -
           Textainer Capital Corporation                                    12,832           14,480            8,743
           Transamerica Leasing Inc                                         19,805           17,655            8,435
           Triton Container International Limited                           12,704           19,463            8,598
           WSD                                                                   -                -           28,899
           Others                                                            7,146            3,237            7,520
                                                                         ---------        ---------        ---------

                                                                            79,771           89,265           92,800
                                                                            ======           ======           ======

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