Form 10-K
period 1997-12-31
CHINA CONTAINER HOLDINGS LTD
filed 1999-03-29
CIK 946902

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1997

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY
       EXCHANGE ACT OF 1934

       For the transition period from ------------------ to ------------------

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

Registrant's Telephone Number, Including area code, (011) 86-514-7222871


Securities registered pursuant to Section 12 (b) of the Act:

                                      None.

Securities registered pursuant to Section 12 (g) of the Act:

         Common stock, $0.001 Par Value

         Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days Yes           No    X    .
                                      -------      --------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of common stock on March 9, 1999, as quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., was approximately $98,630.

         As of March 9, 1999, there were 25,000,273 shares of the registrant's common stock outstanding.

ITEM 1.  BUSINESS

All statements contained herein, as well as statements made in press releases and oral statements that may be made by China Container Holdings Limited ("Holdings") or by officers, directors or employees of Holdings acting on its behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of Holdings to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Among the factors that could cause actual results to differ materially are the following: the unavailability of sufficient capital on satisfactory terms to finance Holdings's business plan; increased competition from other ISO and reefer containers manufacturers; the introduction of new technologies and competitors into the ISO and reefer containers manufacturer business; the outcome of any litigation in which Holdings may be involved; general business and economic conditions; and other risk factors described from time to time in Holdings's reports filed with the Securities and Exchange Commission ("SEC"). In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein.

GENERAL

         China Container Holdings Limited ("Holdings") is a Nevada corporation which owns 100% of the issued and outstanding common stock of an intermediate holding company, China Container Holdings Limited ("CCHL-BVI"), a British Virgin Islands company. CCHL-BVI owns 80% of the registered capital of Yangzhou Tongyun Container Company Ltd., a Sino-foreign equity joint venture company ("TY Container"), which manufactures and sells international standard commercial freight ("ISO") containers. CCHL-BVI also owns 80% of the registered capital of both Yangzhou Tongsheng Container Co. Ltd. ("Tongsheng") and Yingkou Tongyun Container Company Limited ("Yingkou"). Both Tongsheng and Yingkou are a Sino-foreign equity joint venture companies. TY Container owns 51% of the registered capital of Yangshou Tonglee Reefer Containers Company Limited ("Tonglee"), a Sino-foreign equity joint venture company, that manufactures and sells integrated standard refrigerated containers ("reefer containers"). See "Sino-Foreign Equity Joint Venture Enterprises in General," below, for more detailed information.

         References herein to the "Company" are to Holdings and its direct and indirect subsidiaries, collectively.

         In addition to TY Container, Tonglee and Tongsheng, Holdings indirectly, through TY Container, has minority interests in: four manufacturers of container components, one manufacturer of container chassis and specialized semi-trailers, one manufacturer of plastic injection equipment, and one real estate development company.

         Historically, the Company has maintained its books of account in Renminbi ("RMB"), the national currency of the People's Republic of China (the "PRC"). The Company believed that it would be easier for current and potential investors to understand the Company's financial statements if the United States dollar was used as the Company's currency for financial statement presentations, despite the Company's use of RMB as its functional currency. Accordingly, the Company's Consolidated Financial Statements were stated in United States dollars ("US$") through the translation of all balance sheet data from RMB to US$ using the exchange rates in effect at December 31 of the applicable balance sheet date. All income statement amounts were translated using the average exchange rate for the applicable year. Prior to January 1, 1994, the PRC maintained a dual exchange rate system that included both an official rate and the rate available at the Foreign Exchange Adjustment Centers, the so called "Swap Centers." The Swap Center rate was in large part determined by the supply and demand for foreign currencies in the PRC. On January 1, 1994, the PRC government abolished the dual rate system and established a single floating official exchange rate. The conversion rates used herein for currency translations are those quoted by the Swap Center in Shanghai prior to January 1, 1994, and by the People's Bank of China on or after January 1, 1994.

         The following table sets forth the RMB/US$ conversion rates which were used for currency translations provided herein:

Year                           RMB Equivalent of US$1
----                       --------------------------
                           As at 12/31           Average Rate
                           -----------           ------------

1993                           8.70                  8.70
1994                           8.45                  8.62
1995                           8.32                  8.35
1996                           8.30                  8.31
1997                           8.30                  8.30


         In 1998, the Company began the process of restating its prior financial statements for the fiscal years 1993 through 1996 to reflect the use of the US$ as the Company's functional currency. Additionally, the Company has begun to restate its books of account using the US$ as its functional currency.

         As of December 31, 1997, approximately 40% of the shares of Holdings were owned indirectly by Jiangsu Tongyun Group Company ("TYG") through its wholly owned subsidiary, Jiangyang Automobile (H.K.) Limited, which owns 50% of Sinocity Group Limited, which holds approximately 80% of the shares of Holdings. In addition, TYG indirectly owns approximately 2.85% of the shares of Holdings through its 95% beneficial interest in Ocean Asia International Ltd. which owns 100% of Tactical Investments Ltd, which holds approximately 3% of the shares of Holdings. TYG is owned by Yangzhou City, a city located in Jiangsu Province of the PRC. TYG owns equity interests, directly or indirectly, in 13 enterprises, including TY Container, all of which are located in Jiangsu Province, except for Jiangyong Auto, Ltd., which is located in Hong Kong. TY Container's main facilities are located in Yangzhou City. See Item 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," below, which is incorporated in this Item 1 by reference.

The following organizational chart shows the ownership of the Company and its ownership of the various affiliated entities.

[Graphic omitted. Original graphic shows: Yangzhou City owns 100% of TYG; TYG owns 100% of Jiangyang (H.K.) Auto, 95% of Ocean Asia and 5% of each of TY Container and Tongsheng; Ocean Asia owns 100% of Tactical Investments Ltd; Sinocity Group Ltd. is owned by Jiangyang (H.K.) Auto (50%), Keep Benefit Ltd. (12.5%), Wide Shine Development Ltd. (12.5%), China Auto (USA) Corp. (6.25%) and Everbest Auto Ltd. (18.75%); CCHL (Nevada) is owned by Sinocity Group Ltd. (80.275%), Gordon Capital Ltd. (7.5%), Bonnaire International Ltd. (4.225%), Tactical Investments Ltd. (3%) and Public Shareholders (5%); CCHL (Nevada) owns 100% of CCHL (BVI), which owns 80% of each TY Container and Yingkou; TY Container owns 25% of Beihai, 51% of Tonglee, 35.51% of Tongda, 44% of Tongyang Machinery and 25% of Universal.]


OPERATING SUBSIDIARIES

DESCRIPTION OF TY CONTAINER, TONGSHENG AND TONGLEE

TY Container was established as a Sino-foreign equity joint venture company in the PRC on March 27, 1989. Tonglee and Tongsheng were established as Sino-foreign equity joint venture companies in the PRC on December 31, 1993 and in December 1995, respectively. TY Container, like Tongsheng, produces ISO dry containers and Tonglee produces reefer containers. Tonglee's facilities are located adjacent to TY Container's main production facility. Tonglee and Tongsheng are both managed by TY Container's current management and share some common facilities, such as a container yard and office space, with TY Container. All of Tongsheng's and Tonglee's production are marketed by TY Container. TY Container holds a 51% interest in Tonglee. The remaining 49% interest is held by Jiangsu Tongyun Group Company (19%), Singapore Namlee Steel (Private) Limited (25%) and Jiang Lin Wei Agricultural Industrial Commercial Company (5%). The ownership of Tongsheng is identical to that of TY Container, with CCHL-BVI holding an 80% interest in the company (giving Holdings an 80% interest in the company), Bexi Iron and Steel Company holding 10%, China Automobile Import and Export holding 5%, and Jiangsu Tongyun Group Company holding the remaining 5% of the company. The Company's management considers Tongsheng to be essentially a second production line (with a 40,000 twenty-foot equivalent unit ("TEU") annual capacity) for TY Container. (TY Container, Tongsheng and Tonglee collectively, are hereinafter sometimes referred to as "TY Container Group") TY Container Group is primarily engaged in the manufacture in the PRC of ISO dry containers and reefer containers for export and sale outside the PRC. In 1997, TY Container Group produced a total of 52,597 TEU.


                              TY CONTAINER GROUP HISTORICAL CONTAINER PRODUCTION
                         1990      1991       1992      1993       1994         1995       1996        1997
                         ----      ----       ----      ----       ----         ----       ----        ----
     TEU                1,712     14,749     26,846    31,112     33,745       34,307     32,446      52,597


TY CONTAINER
------------

         Principal Products
         ------------------

         TY Container Group produces ISO containers for dry freight of the following dimensions: 20'x 8'x 8'6", 40'x 8'x 8'6", 40'x 8'x 9'6" (High Cube). In addition, TY Container Group manufactures non-standard containers according to customers' specifications. The containers feature either a corrugated door or a flat door and are constructed of either structuring steel or Corton steel. Containers produced by TY Container Group have been certified by the American Bureau of Shipping Industrial Verification, Inc. ("ABS") of the United States, Bureau Veritas Branche Industrie of France, Germanischer Lloyd of Germany, Lloyd's Register of the United Kingdom, and ZC of China. TY Container Group's manufacturing facilities have qualified for ISO-9002 certification.

         Sources and Availability of Raw Materials and Components
         --------------------------------------------------------

         The raw materials required for the production of dry commercial freight containers include steel, plywood, paint, and sealants. In 1997, approximately 40%, by cost, of TY Container Group's raw materials and components were imported and paid for by TY Container Group in U.S. dollars; the remaining 60% were purchased in PRC domestic transactions, with 35% paid for in U.S. Dollars and the remainder paid for in RMB. In order to take advantage of economies of scale, TY Container Group purchases all of its raw materials through its sales and purchasing agent, Jiangsu Tongyun Group Trading Company ("TYG Trading Co."), a wholly owned subsidiary of TYG (see Item 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

         In 1997, TY Container Group purchased steel from South Korea, Japan and domestically (within the PRC). TY Container Group generally maintains an inventory of steel sufficient for four months production. Paint was obtained from sources in South Korea and domestically. Plywood was obtained from sources in Indonesia. Weather resistant sealant was obtained domestically, including from Wuxi Tongfa Economic & Technical Development Company Ltd., a company in which TY Container Group holds a 10% equity interest. TY Container Group also purchased container components from suppliers in South Korea as well as domestically. TY Container Group purchased some of those components from companies in which TY Container Group holds a minority equity interest, including Yangzhou Tongda Forging Ltd., in which it owns a 35.57% interest, as described below in "TY Container Affiliated Companies." Purchases from affiliated companies are at prices and on other terms and conditions at least as favorable, and generally significantly more favorable, to TY Container Group than it would receive from unaffiliated companies. Sealant is ordered as needed upon receipt of firm customer orders. TY Container Group typically maintains a two-month supply of plywood and paint. All other container components are purchased on an as needed basis, with next day delivery generally available.

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

         Seasonal Nature of Business
         ---------------------------

         Demand for commercial freight containers is seasonal, with 21.3%, 30.4%, 23.7% and 24.6% of TY Container Group's sales in 1997 occurring in the first, second, third and fourth quarters, respectively. In past years, in order to reduce the effects of seasonal fluctuations in demand and to avoid lost sales resulting from inadequate inventory, a portion of TY Container Group's annual production was based upon what it refers to as "stock orders" received from its major customers. Stock orders are not firm orders, but, rather, represent a customer's estimate of its requirements for the following quarters, and provide for TY Container Group's holding the finished containers in inventory for delivery to the customer in three to six months. Stock orders are not considered "firm orders" until a formal purchase order is received, typically within ten days prior to delivery. Payment is usually made within 30 days of delivery. While TY Container Group has found stock orders to be an accurate measure of future demand, TY Container Group did not accept stock orders during 1997.

         Markets
         -------

         TY Container Group's main facilities are located in Yangzhou City, which is in the lower reaches of the Yangtze River, in Jiangsu Province, China. In 1997, approximately 60% of TY Container Group's production was shipped to nearby ports in the Yangtze River Delta (e.g. Shanghai, Nanjing, Zhenjiang, Ningbo, Zhangjiagang, Yangzhou and Lianyungang) for delivery to customers; approximately 20% of TY Container Group's production was delivered to nearby railway stations for delivery to the PRC Railway Ministry; 11% of TY Container Group's production was delivered to other ports in China (other than Hong Kong); 1% of TY Container Group's production was delivered to Taiwan; and 8% of TY Container's production was delivered to Hong Kong. The Hong Kong deliveries were typically sold on a "Free Used" basis (i.e., free freight, but used once), whereby the customer takes delivery of the containers in its home markets once-used by an unrelated shipper, but at a slight discount from the market price. TYG Trading Co. arranges to lease such containers, for the first use, to a shipping or freight forwarding company for a nominal amount. The lessee is responsible for any damage incurred during the shipping, and is obligated to deliver the leased container empty and in good condition to TY Container's customer at the destination port.

         In 1997, TY Container Group did not have any long term sales contracts with its customers. All of its sales were based upon purchase orders, typically received approximately 6 to 8 weeks prior to the desired delivery date.

         TY Container Group markets its products both directly, through the efforts of its executives and employees, and indirectly, through independent sales agents. TY Container Group currently has nonexclusive sales representative agreements with Container Trade and Services, Ltd. ("CTS"). While the agreements do not limit CTS to a particular geographic area, in practice CTS has originated sales primarily from customers in North America. In 1997, CTS was responsible for the sale of approximately 25% of TY Container Group's total production.

         Pursuant to certain agreements with TY Container Group, TYG Trading Co. provides certain support services to TY Container Group, including the purchase of raw materials (see "Sources and Availability of Raw Materials and Components", above), the design of containers to be made to customer specifications, and certain sales support services, such as scheduling deliveries and arranging the lease of containers to be delivered on a "Free Used" basis. The agreements provide for the payment by TY Container Group to TYG Trading Co. of an agency fee in an amount equal to TYG Trading Co.'s anticipated costs, currently set at one percent of TY Container Group's sales. In 1997, TY Container Group paid TY Trading Co. sales commissions equal to US$200,000. TY Container Group believes that its agreements with TYG Trading Co., which enable it to take advantage of certain economies of scale, have resulted in significant savings to TY Container Group.

         Competition
         -----------

         There are more than forty container manufacturers in China, some of which are larger and better capitalized than TY Container Group. However, due to the relatively high cost of shipping an empty container, TY Container Group competes primarily with container manufacturers located in the Yangtze River Delta. To a lesser extent, TY Container Group also competes with container manufacturers in the Pearl River Delta and the northern China ports of Qingdao, Dalian and Tianjin, to the extent these manufacturers can make use of the "Free Used" method to transport their containers to Shanghai. TY Container Group also faces potential competition for foreign destinations from container companies around the world and faces potential competition from new entrants, other than new foreign invested enterprises in the PRC. In 1995, the PRC government promulgated new regulations that prohibit any additional foreign investment in the PRC container industry, whether through Sino-foreign joint ventures, sole foreign invested enterprises or any other form of foreign investment, however, enforcement of these regulations has not been uniform throughout the PRC.

         TY Container Group competes with other container manufacturers on the basis of price, quality, service and warranty. When necessary, TY Container Group believes it is able to compete effectively on the basis of price because of a lower cost structure resulting from certain economies of scale and its equity interests in its suppliers of components. However, the high quality of its products has enabled TY Container Group to sell its containers at the prevailing market price. TY Container and Tongsheng are two of only six
Chinese container manufacturers to qualify for ISO-9002 certification. TY Container Group has established a reputation in the industry for a high level of customer service and has been an industry leader in devising innovative programs to meet its customers' needs. It was the first Chinese container manufacturer to offer customers the non-standard 45 foot "High Cube" container, the first Chinese container manufacturer to accept so called "stock orders" and in 1996 introduced a program called "One Second Delivery," which meets customers' unexpected container requirements by regularly storing a number of containers on the customer's property in China, available for immediate use. TY Container Group has also assisted customers in obtaining financing, from unrelated third parties, for their container purchases. TY Container Group's strong relationship with local banks has given it access to working capital lines of credit which are not available to many of its competitors. These credit lines provide TY Container Group with the financial ability to offer programs such as "stock orders" to its customers. In addition, the high quality of TY Container Group's products permits it to provide an attractive warranty to its customers. Typically, TY Container Group provides a 12 to 24 month warranty on the container structure, a three- to five-year warranty on the paint (which is backed by the paint manufacturer's warranty), and a seven year warranty on the markings. Normally, warranty claims are settled, without the acrimony common in the industry, in accordance with a pre-determined payment schedule which sets forth the amount of claim payment the customer is entitled to receive from TY Container Group, based on the type and extent of the defect.

         Backlog
         -------

         TY Container had no backlog orders believed to be firm as of either December 31, 1997 or December 31, 1998.

         Employees
         ---------

         As of December 31, 1997, TY Container employed approximately 1,396 people, 87 of whom were management personnel, 95 were technical personnel, 7 were administrative personnel, 73 were security and auxiliary personnel and approximately 1,134 (including two shifts) production workers and supervisors. The number of management, technical and administrative personnel in 1997 represent significant increases over 1996, this is in large part due to increased operations at Tongsheng, as well as a Company-wide restructuring of management and operations.

TONGLEE
-------

         Tonglee was established as a Sino-foreign equity joint venture company in the PRC on December 31, 1993. Tonglee is located near the Biangang Port, in the lower portion of the Yangtze River. Tonglee operates a manufacturing facility that produces international standard integrated refrigerated containers ("reefers"). These containers are used for the international transport of temperature sensitive cargo, including agricultural, biological and medical products, which require a stable cold or warm environment. Tonglee's manufacturing facility, which came on line in May 1995, was designed to produce 4,000 TEU of reefer containers annually and produced 2,368 TEU of reefer containers in 1997. TY Container holds a 51% interest in Tonglee, giving Holdings a 40.8% indirect interest in the company. TYG holds a 19% interest in the company (see Item 1. "General," and Item 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"), Liuwei Village Municipal Authority has a 5% interest, and Singapore Nanlee holds the remaining 25% of the company.

         Principal Products
         ------------------

         Tonglee produces ISO refrigerated containers of the following dimensions: 20'x 8'x 8'6", 40'x 8'x 8'6" and 40'x 8'x 9'6" (High Cube). The
containers feature either a riveted alloy side rail structure or a welded steel side rail structure. Containers produced by Tonglee have been certified by the American Bureau of Shipping Industrial Verification, Inc. ("ABS") of the United States, Bureau Veritas Branche Industrie of France, Germanischer Lloyd of Germany, Lloyd's Register of the United Kingdoms, and ZC of China. Tonglee's manufacturing facilities have qualified for ISO-9002 certification.

         Sources and Availability of Raw Materials and Components
         --------------------------------------------------------

         The raw materials required for the production of reefers include steel plate, aluminum plate, aluminum frame, foam insulation and refrigeration units. In 1997, approximately 85%, by cost, of Tonglee's raw materials and components were imported and paid for by Tonglee in U.S. dollars; of the remaining 15%, all were purchased in PRC domestic transactions and paid for in RMB. In 1997, Tonglee purchased steel plate from Japan and domestically. Aluminum plate and frame were purchased from domestic sources. Foam insulation was obtained from sources in Germany and Britain, and refrigeration units were obtained from the United States and Japan. Components were obtained domestically, including from Yangzhou Tongda Forging Ltd., in which TY Container owns a 35.57% interest, as described below in "TY Container Affiliated Companies." Tonglee generally maintains an inventory of steel and aluminum plate and aluminum frame sufficient to manufacture approximately 400 units. Refrigeration units are ordered as needed upon receipt of firm customer orders. Foam insulation and all other container components are purchased on an as needed basis, with next day delivery generally available.

         Tonglee works closely with its suppliers to ensure product quality and availability and believes it has established a reliable network of suppliers for its raw materials and components. It is Tonglee's intention to further diversify its sources of raw materials and components, to the extent consistent with its ability to obtain high quality raw materials and components at low cost and on a timely basis.

         Seasonal Nature of Business
         ---------------------------

         Demand for reefers is seasonal in nature and fluctuated in 1997, with 25%, 38%, 8% and 29% of Tonglee's sales occurring in the first, second, third and fourth quarters.

         Markets
         -------

         Tonglee's main facilities are located near the Biangang Port, in the lower portion of the Yangtze River, in Jiangsu Province, China. In 1997, all of Tonglee's production was shipped to nearby ports in the Yangtze River Delta (e.g., Shanghai and Ningbo) for delivery to customers.

         In 1997, Tonglee marketed its products primarily through TYG Trading Co. There has been no formal agreement between Tonglee and TYG Trading Co. and TYG Trading Co. has received no compensation for its services. Holdings management believes that TYG Trading Co. will be compensated for future services once Tonglee becomes profitable. Tonglee does not have long term sales contracts with its customers. All of its sales are based upon purchase orders, typically received at least 90 days prior to the desired delivery date.

         Competition
         -----------

         Tonglee competes primarily with the four other reefer manufacturers located in China, all of which are larger and better capitalized than Tonglee. Tonglee competes with other container manufacturers primarily on the basis of quality.

         Modernization
         -------------

         Tonglee continued its modernization program by adding a new welding line in 1997. The new welding line, which is still under construction, will provide Tonglee with the capability to mass-produce stainless steel welded reefers. Tonglee's management estimates that the new welding line will cost approximately US$1 million and has been funded from the proceeds of a loan from the Bank of China.

         Backlog
         -------

      Tonglee had no backlog orders believed to be firm as of either December 31, 1997 or December 31, 1998.

         Employees
         ---------

           As of December 31, 1997, Tonglee employed approximately 402 people, 67 of whom were management personnel, 58 were technical and administrative personnel, 54 were security and auxiliary personnel and approximately 223 (including two shifts) were production workers and supervisors. The number of management personnel employed in 1997 represents a significant increase over 1996, this is the result of Tonglee's compliance with domestic regulations which set minimum levels of management personnel.


COMPANY SALES

         During the past three years, the Company's consolidated sales by geographic region of destination and by major customers are as follows:

                                              Year ended December 31
                                        ---------------------------------------
                                         1995           1996           1997
                                        US$'000        US$'000        US$'000

    By geographic region of destination of sales:

      United States of America          62,998         28,814         38,458
      Denmark                            2,339             --             --
      Hong Kong                         14,125         50,848         46,641
      People's Republic of China            --         14,512         24,586
      Germany                               --             --         12,576
      Others                               815          3,271          1,244
                                      --------       --------        -------
                                        80,277         97,445        123,505
                                      ========       ========        =======

    By major customer:

      A.P. Moller                        2,339             --             --
      Capital Leasing GMBH                  --             --         12,158
      China Railway Container
        Transportation Center               --         14,512         20,114
      Gateway Container International
        Limited                             --             --         13,047
      Interpool Limited                 12,407          2,147          2,827
      Orient Overseas Container Line
        Ltd.                            13,632         19,999         38,824
      South China WI Limited                --             --          3,329
      Textainer Capital Corporation     14,380          8,310          4,472
      Transamerica Leasing Inc.         16,924          5,667         10,632
      Triton Container International
        Limited                         18,123          9,768          7,480
      Wide Shine Development Limited       959         28,899          4,817
      Others                             1,513          8,143          5,805
                                      --------        -------        -------
                                        80,277         97,445        123,505
                                      ========        =======        =======

         TY CONTAINER AFFILIATED COMPANIES
         ----------------------------------

         The Company reports its share in the earnings and losses of investments in which it does not control but exerts significant influence, generally investments in which it owns a greater than 20% interest (but not more than 50%) on the equity method of accounting. In 1997, the net losses attributable to affiliates was US$610,000, as reported in its Consolidated Statement of Income under the line item "Share of Net Losses of Associated Companies." TY Container owns minority interests in affiliated companies as follows:

         BEIHAI TONGHAI CONTAINER COMPANY LTD. (25%) Beihai Tonghai Container Company Ltd. ("Beihai Container") was established as a Sino-foreign equity joint venture company in the PRC on March 1, 1993. Beihai Container is located in the vicinity of Beihai City in the southern province of Guangxi, south of the Pearl River, making it a convenient delivery point to the port of Hong Kong. Beihai Container operates a manufacturing facility which was designed to produce 12,000 TEU annually of international standard commercial freight containers primarily for export and sale outside the PRC. Beihai Container's manufacturing facility came on line in May 1995 and produced approximately 8,000 TEU in 1997. TY Container holds a 25% interest in Beihai Container, giving Holdings a 20% indirect interest in the company. Beihai Huarui Company, a Chinese company, holds a 45% interest in Beihai Container, and Ocean Asia International Ltd., a Hong Kong company and 95% owned subsidiary of TYG ("Ocean Asia"), holds the remaining 30% interest.

         YANGZHOU TONGDA FORGING LTD. (35.57%) Yangzhou Tongda Forging Ltd. ("Tongda") was established as a Sino-foreign equity joint venture company in the PRC on June 28, 1993. Tongda produces container door hinges and locking devices to be used as a complete set. These products meet the inspection standards of ABS, receiving certification from Houston ABS. In 1997, approximately 66% of Tongda's production was sold to TY Container Group and 3% of its production was sold to Tonglee, which accounted for nearly 78% of TY Container Group's and 100% of Tonglee's requirements, respectively, for door hinges and locking devices. TY Container holds a 35.57% interest in Tongda, giving Holdings a 28% indirect interest in the company. Yangzhou Valve Factory, a PRC government owned company, holds a 39.43% interest in Tongda, and Ocean Asia holds the remaining 25% of the company.

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

SINO-FOREIGN EQUITY JOINT VENTURE ENTERPRISES IN GENERAL

         LEGAL FRAMEWORK

         Each of TY Container, Tongsheng, Yingkou, and Tonglee (the "PRC Subsidiaries") is organized under PRC law as a Sino-foreign equity joint venture enterprise, which is a distinct legal entity with limited liability. Such entities are governed by the law of the PRC on joint ventures using Chinese and foreign investments and implementing regulations related thereto (the "Equity Joint Venture Law"). The parties to an equity joint venture have rights in the returns of the joint venture in proportion to the joint venture interests that they hold. The operations of equity joint ventures are subject to an extensive body of law governing such matters as formation, registration, capital contribution, capital distributions, accounting, taxation, foreign exchange, labor and liquidation.

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

         Resort to PRC courts to enforce a joint venture contract or to resolve disputes between the parties over the terms of the contract is permissible. In practice, however, disputes between the parties are often resolved by negotiation. The Company believes that it has good working relationships with the Chinese joint venture partners to the PRC Subsidiaries and that it will be able to reach agreement with them on business policies and decisions for the PRC Subsidiaries.

TAXES APPLICABLE TO HOLDINGS AND CCHL-BVI

         Holdings generally will be subject to U.S. federal income tax of 35 percent on distributions from CCHL-BVI that are out of its current or accumulated earnings and profits, and such distributions will not be eligible for the dividends-received deduction. Because CCHL-BVI and the PRC Subsidiaries are "controlled foreign corporations" for U.S. federal income tax purposes, Holdings may be required to include in gross income (x) those companies' "Subpart F" income, which includes certain passive income and income from certain transactions with related persons (whether or not such income is distributed to Holdings) and (y) increases in those companies' earnings invested in certain U.S. property. Based on the current and expected income, assets and operations of CCHL-BVI and the PRC Subsidiaries, the Company believes that it will not have significant U.S. federal income tax consequences under the "controlled foreign corporation" rules.

         So long as (x) Holdings owns ten percent or more of the voting stock of CCHL-BVI, (y) CCHL-BVI owns ten percent or more of the voting stock of TY Container, Yingkou and Tongsheng, and (z) the stock ownership percentage described in (x), when multiplied with the stock ownership percentage described in (y) with respect to either TY Container, Yingkou or Tongsheng, equals or exceeds 5 percent, subject to certain limitations, CCHL-BVI will be deemed to have paid a proportionate amount of the PRC income taxes of TY Container, Yingkou or Tongsheng, as the case may be, when a dividend is distributed from TY Container, Yingkou or Tongsheng, and Holdings generally will be entitled to claim a credit for such PRC income taxes when a dividend is distributed from CCHL-BVI to Holdings.

         The Company believes that dividends received by CCHL-BVI from TY Container, Yingkou or Tongsheng will not be subject to income taxation by the British Virgin Islands and that CCHL-BVI will not be required to withhold British Virgin Islands taxes on dividends paid to CCHL.

ENVIRONMENTAL COMPLIANCE

         The PRC Subsidiaries are subject to the PRC's national Environmental Protection Law, which was promulgated on December 26, 1989, as well as a number of other national and local laws and regulations regulating air, water and noise pollution and setting pollutant discharge standards. Violation of such laws and regulations could result in warnings, fines, orders to cease operations and even criminal penalties, depending on the circumstances of such violation. The

Company believes that all manufacturing and other operations of the PRC Subsidiaries are in compliance with all applicable laws relating to air, water and noise pollution.


ITEM 2.  PROPERTIES

         The Company owns no real property. According to the laws of the PRC, title to all land is retained by the PRC. Generally, the Company occupies its facilities through "land use rights" of a specified term of years. After the expiration of a land use right, the Company may apply to the granting government entity for a renewal or extension thereof.

         The Company's main facilities are located in the City of Yangzhou, Jiangsu Province, and are occupied under land use rights of 15 years, with six years remaining. The facilities occupy approximately 65,000 square meters, consisting of a 13,000 square meter (140,700 square foot) factory building, a 36,000 square meter (390,000 square foot) container yard, a 1,462 square meter (15,800 square foot) administrative building, and a 14,500 square meter (157,000 square feet) raw material storage and preparation facility. In addition to the above facilities, TY Container has 50 years land use rights as to 66,000 square meters (713,000 square feet) of land near the Port of Yangzhou, approximately 15 kilometers (9 miles) from TY Container's main facilities, for container storage. The off-site container storage yard is adjacent to the main facilities of Tonglee. TY Container's production facilities have an annual capacity of approximately 40,000 TEU.

         Tongsheng's plant is located in Yangzhou City, adjacent to TY Container's main facilities, and is occupied under land use rights of 15 years, with 11 years remaining. The facilities occupy 12,000 square meters (129,000 square feet) for the main factory building and 44,666 square meters (480,900 square feet) for supporting facilities. Tongsheng's production facilities have been designed to have an annual capacity of 40,000 TEU.

         Tonglee's facilities, located near the port of Yangzhou, are occupied under land use rights of 15 years, with 11 years remaining, and cover over 50,000 square meters (538,200 square feet), including 13,700 square meters (147,470 square feet) for the main factory building and 5,500 square meters (59,200 square feet) for supporting facilities. Tonglee's production facilities have an annual capacity of approximately 10,000 TEU. Those facilities are currently operating at approximately 55% of capacity.

         The Company occupied a small amount of office space in New York City for administrative purposes until October 1998, when the Company closed the New York office.

         The land use rights covering the majority of the site on which TYC's main facility at East Garden Road, Yangzhou City, is situated were contributed by the Jiangsu Tongyun Group Company (formerly known as Jiangyang Automobile Company; see Item 13 - "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS") in exchange for a portion of its interest in TYC; the remainder of such rights were purchased from the same company, which received its land use rights through allocation by the PRC. TYC's management is in negotiation with the Provincial Land Administration Bureau of Jiangsu Province (the "Land Bureau") for the issue of land use rights certificates for the above sites to TYC.

         The land use rights for Tonglee's facilities were contributed by Liuwei Village Municipal Authority in exchange for its 15% interest in the company, and Tonglee' management is in negotiation with the Land Bureau for the issue of the land use certificates for the above sites for Tonglee. The land use rights for TYC's facilities were purchased from Semi-Trailer and Jiangyang Automobile Company. The Company submitted applications for formal land use rights certificates relating to Tongsheng's facilities in 1996 and received such certificates in 1997.

ITEM 3.  LEGAL PROCEEDINGS

Waldman, et al. v. Cheung Sau Yung, et al., Index No. 603544/97, Sup. Ct.,
-----------------------------------------
N.Y. Co.

         On or about August 6, 1997, plaintiffs Barbara Waldman and Rachelle Preiserowicz, derivatively on behalf of Holdings and individually and on behalf of shareholders similarly situated, served a complaint on Holdings (as a nominal defendant) and its Secretary and Treasurer Ma Tieyi as an individual defendant. In October 1997, the plaintiffs attempted to serve a complaint on each of Cheung Sau Yung (the President, Chief Executive Officer, Chairman of the Board, and a director of Holdings); and Liu Jingxin and Sung Hiu Ngan (both directors of Holdings). An additional defendant in the suit (which has not been served) is Sinocity Group Limited ("Sinocity"), Holdings' majority shareholder.

         The suit is pending in the Supreme Court of the State of New York, County of New York, and the complaint, as amended, contains six causes of action. The first cause of action (which purports to be a derivative suit) seeks an injunction against the director defendants to require filings of certain reports on Forms 10Q and 10K with the Securities and Exchange Commission. Such filings were made on or around November 7, 1998. The second cause of action (which also purports to be a derivative suit) seeks in excess of $500,000 in damages from the individual defendants for breach of fiduciary duty for failure to file such reports. The third cause of action seeks in excess of $1 million in damages from defendants Cheung Sau Yung and Sinocity for breaches of fiduciary duty against Holdings' minority shareholders for failure to file such reports. The fourth cause of action seeks in excess of $1 million in damages from the individual defendants and Holdings for aiding and abetting Sinocity's alleged breaches of fiduciary duty against Holdings' minority shareholders for failure to file such reports. The fifth cause of action seeks in excess of $1 million in damages from the individual defendants for breaches of fiduciary duties against Holdings' minority shareholders for failure to file such reports. The sixth cause of action seeks an injunction requiring all defendants to cause Holdings to hold an annual shareholder meeting and conduct an election for Holdings' board of directors. Among other things, plaintiffs have also demanded punitive damages in the amount of $1 million and that the director defendants establish a special audit committee to ensure Holdings compliance with United States securities laws.

         Holdings moved to dismiss the plaintiffs' fourth and sixth causes of action, the only claims that are pled directly against the company, for failure to state a claim. Defendant Ma Tieyi moved to dismiss the plaintiffs' first, second, fourth, fifth and sixth causes of action, the only claims pled directly against him, for mootness and failure to state a claim. The director defendants moved to dismiss the complaint for, among other things, mootness, failure to state a claim, lack of personal jurisdiction, and improper service of process. In response to all of these motions, the plaintiffs cross-moved for jurisdictional discovery, an extension of time to serve defendant Sinocity, and an award of reasonable attorneys' fees and expenses. On July 15, 1998, Justice Gammerman granted in part and denied in part each of the motions. Plaintiff has moved to reargue the motions before Justice Gammerman and filed a notice of appeal.

Hollander v. Cheung Sau Yung, et al., 98 Civ. 1529 (Martin, D.J.), S.D.N.Y.
-----------------------------------

         On or around March 11, 1998, plaintiff Lawrence Hollander, on behalf of himself and all others similarly situated (and represented by the same law firm prosecuting the Waldman action), served a complaint on Holdings and Ma Tieyi. Cheung Sau Yung, Liu Jingxin, Sung Hiu Ngan, and Sinocity are also defendants in the action.

         The suit is pending in the United States District Court for the Southern District of New York, and the complaint alleges four causes of action. The first count seeks an indeterminate amount of damages from the individual defendants and Holdings for violations of Section 10(b) of the Securities and Exchange Act (the "Act") and Rule 10(b)(5) promulgated thereunder, attributable to Holdings' alleged misleading statements and failure to disclose adverse financial information about the company in a press release. The second count seeks an indeterminate amount of damages from the individual defendants and Sinocity, seeking to hold them liable as controlling persons of Holdings (which allegedly violated Section 10(b) of the Act and Rule 10(b)(5) promulgated thereunder) under Section 20(a) of the Act. The third count seeks an indeterminate amount of damages from the individual defendants and Holdings, seeking to hold them liable for common law fraud attributable to alleged misleading statements and failure to disclose adverse financial information about the company in a press release. The fourth count seeks an indeterminate amount of damages from the individual defendants and Holdings, seeking to hold them liable for negligent misrepresentation attributable to alleged misleading statements and failure to disclose adverse financial information about the company in a press release. Defendants Holdings and Tieyi have answered the complaint.

         On April 7, 1998, plaintiff moved, among other things, to be appointed lead plaintiff and for his counsel to be appointed lead counsel in this putative class action.

         Plaintiffs and defendants have reached an agreement in principal to settle both of the above-described actions for the total cost of no more than $450,000 and the settlement of each action was to be contingent on the settlement of the other action. Defendants have advised plaintiffs' counsel that certain financial statements would be restated and have provided counsel with the draft restatements. Additional settlement negotiations are ongoing to incorporate and account for these new developments. If agreement is reached, it is anticipated that the settlements will be submitted to the respective courts in which the actions are pending by the end of March. It is impossible, at this time, to predict with certainty whether final settlements will be reached and whether the settlements will be approved without objection or whether additional changes to the settlements will be required.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On May 10, 1995, the common stock of Holdings was listed for quotation on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "Bulletin Board"). Prior to that date there was no established public trading market for Holdings's securities or for the securities of any of its subsidiaries. The following table sets forth the high and low bid for the common stock of Holdings, as quoted on the Bulletin Board, for each full quarterly period since May 10, 1995.[1]

          1995                1996                          1997
    ------------    ---------------------------   ----------------------------
    3rd Q  4th Q    1st Q  2nd Q  3rd Q  4th Q    1st Q  2nd Q   3rd Q  4th Q
    -----  -----    -----  -----  -----  ------   -----  -----   -----  ------

High 3.625  5.750   4.250  5.000  2.875  2.875    2.75   1.875   .8125  .25
Low  0.125  2.125   1.750  2.375  2.438  2.625    1.125  0.8125  .15625 .09375

         As of March 9, 1999, there were approximately 450 record holders of Holdings' common stock.

         The sole funds available to Holdings for the payment of dividends on its common stock will be the result of dividends, if any, declared and paid on the common stock of CCHL-BVI, and the sole funds available to CCHL-BVI for the payment of dividends will be the result of dividends, if any, received from TY Container, Yingkou or Tonglee. It is the present policy of Holdings and CCHL-BVI to declare dividends on their common stock, to the extent funds are legally available therefor after the payment of any tax or other liabilities. There is no assurance that this policy will not change. Neither Holdings nor any of its direct or indirect subsidiaries declared a dividend in 1995, 1996 or 1997. In 1995, it was decided that it was in the Company's best interests to use the funds that would otherwise have been available for dividends to finance the Company's expansion. In 1996 and 1997, there were no funds legally available for dividends. The Company expects TY Container, Tongsheng, Yingkou and Tonglee to declare annual dividends in future years, to the extent funds are legally available therefor, and to the extent their respective boards of directors, exercising their discretion, conclude that it is in the best interests of such companies to do so. Pursuant to the relevant PRC laws and regulations for Sino-foreign joint venture companies, the earnings of TY Container, Tongsheng, Yingkou and Tonglee are determined in accordance with the relevant PRC accounting rules and regulations and are available for distribution to their shareholders after they (a) satisfy all tax liabilities, (b)

-------------------

[1] Such bids represent quotations between dealers, do not include retail markup, markdown or commission and may not represent actual transactions. The Compay has obtained this information from sources it believes to be reliable, but no assurance can be given as to its accuracy.

provide for losses in previous years, and (c) make appropriations to various reserve funds in an amount equal, in the aggregate, to 15% of their respective after-tax profits.


ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth below with respect the Company's fiscal years ended December 31, 1993, 1994, 1995, 1996 and 1997 has been selected from the Consolidated Financial Statements of the Company, which have been audited by Ernst & Young, independent public accountants, whose report on the Consolidated Financial Statements of the Company for the three years ended December 31, 1995, 1996 and 1997 appears in Item 8 of this Annual Report. This information should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company, including the notes thereto, included in Item 8 of this Annual Report. In May 1995, Holdings (formerly known as Dial-A-Brand, Inc.) acquired 100% of the issued and outstanding common stock of CCHL-BVI in exchange for approximately 95% of the issued and outstanding common stock of Holdings (the "Stock Swap"), and then took its present name. Immediately prior to the Stock Swap, all of the former assets of Holdings, other than Holding's stock books and other corporate records, were transferred to a separate corporation, which assumed all of Holdings' then existing liabilities, and was itself acquired by the former majority shareholder of Holdings. Because the Stock Swap has been accounted for as a reverse acquisition, the information set forth below has been prepared based on the historical financial statements of CCHL-BVI, for the period prior to the Stock Swap, and on the historical financial statements of TY Container, for the period prior to the Reorganization (as defined in Item 13), and gives effect to the Reorganization and the Stock Swap as if they had been completed prior to January 1, 1992.


                                                  (Amounts in Thousands, except per share data)
                                                             Year Ended December 31,
                                 ------------------------------------------------------------------------------
                                      1993            1994            1995             1996            1997
Income Statement Data:                US$             US$              US$             US$             US$
Net sales......................      60,960          79,771          80,277           97,445         123,505
Operating income/(loss)........      (5,193)          5,528          (6,293)          (3,856)        (20,078)
Interest expense, net..........        (883)         (1,625)         (2,540)          (3,528)         (4,897)
Foreign exchange gains/
   (losses), net...............      (5,491)            101             657             (110)            122

Reorganization expense.........           -               -          (1,382)               -               -
Share of net losses of
   Associated Companies........         (25)            (90)         (1,341)            (816)           (610)

Income taxes...................        (657)           (742)           (831)            (426)            (15)
                                     ------          ------          ------           ------          ------
Net income (loss) before
   minority interests..........       4,481           5,336           2,527           (5,084)        (20,586)
Minority interests.............      (1,001)         (1,013)           (755)           1,945           3,509
                                     ------          ------          ------           ------         -------
Net income (loss)..............       3,480           4,323           1,772           (3,139)        (17,077)
                                     ======          ======          ======           ======         =======
Net income (loss) per share....        0.17            0.21            0.08            (0.13)          (0.68)
                                     ======          ======          ======           ======         =======




                                                                 At December 31,
                                 --------------------------------------------------------------------------------
Balance Sheet Data:                    1993            1994            1995             1996            1997
   Current assets..............       29,415          29,312          59,186           72,134          72,637
   Fixed assets................        8,541           8,375           8,003           24,561          23,587
   Construction in progress....            -               -           5,325              747           2,967
   Other assets................        4,598           7,998           7,937           20,589          35,224
                                    --------         -------         -------         --------         --------
   Total assets................       42,554          45,685          80,451          118,031         134,415
   Short-term debt.............       23,305          25,147          48,175           80,758          99,674
   Total liabilities...........       32,136          33,128          65,200          104,785         141,755
   Minority interests..........        2,084           3,169           3,167            4,296             787
   Total stockholders' equity..        8,335           9,388          12,084            8,950          (8,127)

Cash dividends declared                 0.08            0.16              --               --              --
   per share...................      =======          ======          ======         ========        ========



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

RESULTS OF OPERATIONS

         The following table shows selected consolidated income statements data of Holdings and its subsidiaries for the years ended December 31, 1995, 1996 and 1997. The data should be read in conjunction with the Consolidated Financial Statements of Holdings and related Notes thereto set forth in Item 8 of this Form 10-K, and other financial information included elsewhere herein. The financial statements of Holdings are prepared in conformity with U.S. GAAP.

                                              Year ended December 31,
                                         1995          1996          1997

Sales quantity (TEU)                    34,307          32,446        52,597
Sales (US$ million)                       80.3           97.5        123.5
Gross margin (US$ million)                12.1            6.7          1.3
Gross profit margin                       15.1%           6.8%         1.1%
Selling and administrative
  expenses (US$ million)                  (4.0)          (6.6)        (6.9)
Financial expenses, net
  (US$ million)                           (1.9)          (3.7)        (4.8)
Reorganization expenses
  (US$ million)                           (1.4)           ---          ---
Share of net losses of
  associated companies
  (US$ million)                           (1.3)          (0.8)        (0.6)
Net income/(loss) (US$ million)            1.8           (3.1)       (17.1)

         In 1997 the Company experienced an overall decrease in the average unit price of its products of 21.8%. This decrease was due to the intense competition in the PRC.

         The significant decrease in the Company's gross margin in 1997 was primarily due to:

         (a) a significant downturn in the container manufacturing industry in general and specifically for dry box containers;

         (b) a decrease in the average unit sales price of the dry box containers produced by TY Container by 18% in 1997, which was due to intense competition in the PRC; and

         (c) a decrease in the average unit sales price of reefers produced by Tonglee by 5% in 1997, which was due to intense competition in the PRC.

                      1st Qtr 1997   2nd Qtr 1997   3rd Qtr 1997    4th Qtr 1997

         Quantity       11,263         14,876          14,016          12,442
          (TEU)
          Sales         30,509         38,394          26,609          27,993
          (US$'000)
          Gross Margin  7.3%           11.3%           -3.6%           -15.4%

         The Company's results of operations for the first and second quarters are essentially consistent with its performance in the first two quarters of 1996. The primary reasons for the decrease in the gross profit margin from 11.3% in the second quarter to a negative 3.6% in the third quarter are (i) the average sales price per TEU dropped while the cost of raw materials and components remained essentially unchanged, and (ii) the 5.8% decrease in sales quantity caused by the general downturn in the container industry. The primary reason for the fourth quarter's gross profit margin of negative 15.4% despite the 18.5% increase in the average sales price is the continuing decline of the number of TEU's sold and the increase in the cost of raw materials and components for TEU's sold. The increase in the cost of raw materials used in the fourth quarter was due to the diverse specifications made by customers for TEU's sold.

Year Ended December 31, 1997 Compared to year Ended December 31, 1996

                  1. Sales increased by 26.7% from US$97.5 million in 1996 to US$123.5 in 1997, and sales quantity increased by 62% from 32,446 TEU in 1996 to 52,597 TEU in 1997.

                  2. The gross profit margin decreased from 6.8% on net sales in 1996 to 1.1% in 1997 primarily because of the downturn of the container manufacturing industry in general, increased competition from local manufacturers and the reduction in the selling price of both dry box containers and reefers of 12% and 5%, respectively. However, the overall decrease in gross margin was partially offset by the increase in gross margin of reefers due to the reduction of fixed overhead and the reduction of material cost due to increased purchasing from domestic suppliers.

                  3. Selling and administrative expenses increased by 5% from US$6.6 million in 1996 to US$6.9 million in 1997 primarily as a result of increased commission expenses that were in-line with the increase in sales and the increase in legal expenses.

                  4. Financial expenses increased by 29.7% from US$3.7 million in 1996 to US$4.8 million in 1997, which was primarily due to the increase in US$ loan balances by US$7.4 million and RMB loan balances by US$11.5 million in 1997. The significant increase in the loan balances was due in part to the increased working capital requirements of Tonglee and TY Container, particularly for the production of containers on order by customers, as well as to finance the construction of new production line and machinery of Tonglee.

                  5. The Company's share of net losses of associated companies decreased by 25.2% from US$816,000 in 1996 to US$610,000 in 1997 primarily because of the improved operating results of Beihai Tonghai containers Co., Ltd.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995:

                  1. Sales increased by 21.4% from US$80.3 million in 1995 to US$97.5 million in 1996, and sales quantity decreased by 5.4% from 34,307 TEU in 1995 to 32,446 TEU in 1996. Calendar 1996 reflects the consolidation of the results of Tonglee, which was acquired as at January 1, 1996. Tonglee's products have a significantly higher per-unit sales price than the Company's other containers.

                  2. The gross profit margin decreased from 15.1% on net sales in 1995 to 6.8% in 1996 primarily because of a decrease in the average unit sales price of dry box containers and reefers, respectively, while the overall cost of raw materials remained unchanged. Over the course of 1996, prices decreased by approximately 15% and 22% for dry box containers and reefers, respectively. Although sales quantity was down in 1996, dry box container and reefer capacity increased by approximately 100% and 250%, respectively, over 1995.

                  3. Selling and administrative expenses increased by 65% from US$4.0 million in 1995 to US$6.6 million in 1996 primarily as a result of the consolidation of the results of Tonglee.

                  4. Financial expenses increased by 94.7% from US$1.9 million in 1995 to US$3.7 million in 1996, which was primarily due to the increase in US$ loan balances by US$31 million and RMB loan balances by US$1.6 million in 1996. The following factors contributed to the significant increase in the loan balances:

                  (i) the consolidation of the results of Tonglee and the additional US$2.75 million spent by Tonglee in upgrading and modernizing its existing production lines; and

                 (ii) an increase in TY Container Group's working capital requirements as a result of filling the order from the CRCT, based on eight year payment terms.

                  5. The Company's share of net losses of associated companies decreased by 39% from US$1.3 million in 1995 to US$816,000 in 1996 primarily because the losses incurred by Tonglee were no longer treated as a loss of an associated company, as they had been in 1995, due to the consolidation of the results of Tonglee in 1996.

Foreign Exchange
----------------

         Historically, TY Container's books of account were maintained in RMB, while the Company's consolidated financial statements were stated in US$. Currency translations into US$ were made using the applicable rates of exchange quoted by the Shanghai Foreign Exchange Adjustment Center prior to January 1, 1994 and by the People's Bank of China on or after January 1, 1994. All balance sheet accounts were translated from RMB to US$ using the exchange rates in effect at December 31 of the applicable balance sheet date. All income statement amounts were been translated using the average exchange rate for the applicable year. The Company has begun to restate its books of account using US$ as its functional currency.

         The following table sets forth the RMB/US$ exchange rates, net sales in US dollars, total TEU sold and average sales price per TEU in US dollars, for each of 1995, 1996 and 1997.

                                       1995          1996               1997
RMB equivalent of US$1:
         At December 31,               8.32           8.30              8.30
         High                          8.44           8.34              8.30
         Low                           8.30           8.29              8.28
         Average                       8.35           8.31              8.30

Net sales in US$'000                 80,277         97,445           123,505
Total TEU sold                       34,307         32,446            52,597
Sales in US$ per TEU                  2,340          3,003             2,348

         During 1994, the dual exchange rates were unified. The exchange rate appreciated from RMB 8.7 : US$1 at January 1, 1994 to RMB 8.45 : US$1 at December 31, 1994. The appreciation in the RMB in 1995 resulted in exchange gains of US$657,000 primarily in respect of TY Container's net U.S. dollar liabilities. In 1996, the Company had a US$119,000 exchange loss, primarily in respect of TY Container Group's net RMB liabilities. In 1997, the Company had a US$119,000 exchange gain, primarily as a result of the restatement of the Company's financial statement to use US$ as the functional currency.

         As indicated in the above table, the average sales price per TEU increased by 28% in 1996 and decreased by 21.8% in 1997. The sales volume decreased by 5.4% in 1996 and increased by 62% in 1997. The increase in the average sales price per TEU in 1996 is the result of the consolidation of Tonglee, whose reefer containers have a higher per unit sales price than the Company's other containers. The decrease in average sales price per TEU in 1997 was primarily because of the downturn of the container manufacturing industry in general, increased competition from local manufacturers and the reduction in the selling price of both dry box containers and reefers of 12% and 5%, respectively. The effect of exchange rate fluctuations on the Company's revenues is minimal as the prices of containers are quoted in US dollars and revenues are reported in US dollars. An increase in the value of the RMB, however, has the effect of increasing RMB-denominated expenses, including significant raw material costs and all productive labor costs.

         While the Company has not employed hedging strategies in the past, management is currently exploring its options in that regard. The material unhedged monetary assets and liabilities of the Company at December 31, 1997 are accounts receivable, accounts payable and bank loans, which amounted to US$12.7 million, US$26.7 million and US$99.7 million, respectively.


FINANCIAL CONDITION

         1. Inventories decreased by 14.5% from US$46.9 million as at December 31, 1996 to US$40.1 million as at December 31, 1997, primarily as a result of allowances for mark to market of inventories as a result of decreases in the selling price of containers.

         2. Accounts payable increased by 84.9% from US$14.4 million as at December 31, 1996 to US$26.7 million as at December 31, 1997, primarily as a result of the increase in production volume in 1997 and the Company's tight cash flow position.

         3. Accrued liabilities and other payables increased by 55% from US$9.0 million as at December 31, 1996 to US$13.9 million as at December 31, 1997, primarily as a result of the Company's decision to delay paying some expenses, such as insurance and transportation, due to its tight cash flow position.

         4. Cash and cash equivalents increased by 30.3% from US$2.9 million as at December 31, 1996 to US$3.7 million as at December 31, 1997, primarily as a result of the increase in receipts in accounts receivable in 1997 and the increase in bank loan balances used to finance the Company's working capital.


LIQUIDITY AND CAPITAL RESOURCES

         The PRC Subsidiaries' primary liquidity needs are to finance accounts receivable, inventories, construction in progress, and the expansion of business operations. Historically, the

PRC Subsidiaries have financed their working capital requirements through a combination of internally generated cash and short term bank borrowings.

         Net cash provided/(used) by operating activities was (US$5.7 million), (US$20.0 million) and US$13.5 million in the years 1995, 1996 and 1997, respectively. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in its operating assets and liabilities.

         To finance its working capital, TY Container Group obtained US$60.5 million and US$1.2 million (denominated in RMB and valued as RMB 10 million) in short term bank loans and overdraft facilities which are renewable in 1998. In these facilities, one of the banks has committed to providing short term revolving borrowing for a period of five years expiring in 2000 for an amount not less than US$44 million. TY Container Group has also obtained, as required, certain short term overdraft facilities to accommodate its additional financing requirements in excess of the foregoing facilities.

         The Company had outstanding bank loans and overdrafts, mainly with the Bank of China, Yangzhou Branch, amounting to US$99.7 million as at December 31, 1997. As at December 31, 1997, the loans and overdraft facility bore interest at average rates ranging from 7.53% (for US dollar loans) to 9.24% (for RMB loans) per annum. The bank loans, to the extent of US$26.0 million, are collateralized by pledge of certain of TY Container's assets and, to the extent of US$50.9 million, guaranteed by TYG. As at December 31, 1997, bank borrowings of US$24.8 million and RMB 6 million (US$723,000) were overdue.

         Tonglee has obtained US$18 million and US$1.2 million (denominated in RMB and valued as RMB10 million) in short term bank loans and overdraft facility, which is renewable in 1998. All bank loans of Tonglee are guaranteed by TYG. As of December 31, 1997, Tonglee had outstanding bank loans amounting to US$19.9 million and RMB 8 million (US$964,000).

Bill-and-Hold Transactions

         A bill-and-hold transaction is a practice whereby a customer purchases the goods but the seller retains physical possession until the customer requests shipment to a designated location and delivery is made thereto.

         In 1996, US$4.3 million of the PRC Subsidiaries' revenues consisted of bill-and-hold transactions which were recognized as sales (1994: Nil, 1995:
US$9.0 million). The Company believes bill-and-hold transactions are required in its business, as a practical matter, because containers are large in size and often are not wanted on the customer's premises until needed for a shipment. The PRC Subsidiaries' bill-and-hold transactions arise as follows: upon satisfactory inspection of the containers by quality control inspectors employed by the customer, the customer then requests that the finished containers be stored at the Operating Subsidiary's premises. The containers are held pursuant to such requests and then subsequently delivered to specific locations as instructed by the customer and transportation expenses incurred by the Operating Subsidiary are recovered from the customers. Under the Company's accounting practices, no bill-and-hold transactions of the PRC Subsidiaries may be recognized as sales unless done at the request of the customer.

         Normally, the PRC Subsidiaries would recognize sales upon delivery of goods to customers. The Company recognized certain bill-and-hold transactions as sales in 1996, prior to delivery, because the customers, having inspected and accepted the quality of the containers, had settled the invoiced amount for such goods prior to year end, as required under the relevant sales contracts, and under such contracts the legal title of the goods passed to the customer upon the earlier of its settlement of the invoiced amount or physical delivery of the goods. The PRC Subsidiaries had transferred the commercial risk regarding those goods, which were completed and held separately from other goods (identifiable by the customers' logo and serial numbers), and the goods were delivered to customers according to a fixed delivery schedule provided by the customers.

         In letters dated December 11, 1997, June 3, 1998 and December 14, 1998, the Securities and Exchange Commission (the "SEC") inquired into the Company's accounting for bill-and-hold sales. The SEC's view is that the contract terms of the bill-and-hold sales recognized in 1995 and 1996 did not meet all the criteria in AAER 108. The SEC believes that the contracted date of delivery plus a free 180 day storage period does not meet the fixed delivery date criterion and the fact that the Company is responsible for the arrangement of delivery, after title and risk of the containers were passed to the buyer, does not meet the criterion that the seller must not have retained any specific performance obligation. While the Company believed that the recognition of bill-and-hold sales was in accordance with generally accepted accounting principles, the Company has agreed to adjust its accounting policy of recognizing revenue upon delivery rather than on a bill-and-hold basis and amend its 1995 and 1996 Form 10-K filings. The financial statements in this report have been restated to reflect the change in accounting as well as the adoption by the Company of the US$ as its functional currency on its books of account.

Inflation

         In 1997, approximately 80.1% of the Company's products were exported (including to Hong Kong) and approximately 40% of its major components and raw materials were imported. Virtually all of these transactions were settled in US dollars. Since the prices of such goods are determined largely by market demand and supply in international trade, the inflation in the PRC has only a minimal effect on the selling prices; however, inflation in the PRC has generally resulted in upward pressure on wages and salary payable to the Company's employees, and on prices for domestic-sourced raw materials. Selling prices may be affected by global inflation and the fluctuation of foreign currencies, particularly US dollars. The fluctuation of steel prices has the most significant effect on the Company's costs of raw materials, as it is the primary raw material used in the construction of containers.

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

Sales by Geographic Region

         Approximately 31.1% of the Company's sales in 1997 were to customers based in the United States; down from 78% in 1995 and up from 29.6% in 1996. Because only ten major container shipping and leasing companies control approximately 80% of the world's container fleet, the Company's sales by geographic region are driven by the orders of only a few customers. The Company intends to aggressively compete for orders from all of the major containers shipping and leasing companies, regardless of where they are based.

         The Company also intends to compete for orders from PRC governmental agencies and expects that domestic sales to PRC governmental agencies will continue to constitute a material portion of its overall sales.

Modernization

         In June 1997, the Company brought its new production facilities on-line and shut down TY Container's old production line in early 1998. This new production line significantly increased the Company's production capacity and reduced the level of repairs and maintenance costs.

Land Use Rights Certificates

         TYC's existing premises, which were either allocated by the government to, or purchased by, TYC during 1989 to 1992, are situated in Yangzhou, Jiangsu Province. Management is in the process of negotiating with The Provincial Land Administration Bureau of Jiangsu Province (the "Land Bureau") for the issuance to TYC of land use certificates for the above sites. Title to TYC's premises is registered in the name of TYG. TYG has agreed to allow TYC to use those premises at no further cost until 2005. TYG has also agreed to indemnify TYC for all costs that TYC many incur if they are not allowed to occupy the present premises and have to relocate to other premises as a result of the Land Bureau's denial of TYC's application for land use certificates.

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

Name                         Age    Position
----                         ---    --------

Cheung Sau Yung              53     Chairman of the Board, Director, President
                                      and Chief Executive Officer
Liu Jingxin                  58     Director
Sung Hiu Ngan                47     Director
Ma Tieyi*                    32     Secretary and Treasurer
--------------------

*Mr. Ma Tieyi resigned as Secretary and Treasurer of the Company on October 10, 1998.

         Cheung Sau Yung, age 53, is the Chairman of the Board of Directors of Holdings, CCHL-BVI, and TY Container. He is also the President and Chief Executive Officer of CCHL-BVI and was General Manager of TY Container Group from 1989 through February 1997. Mr. Cheung is also Chairman of Jiangsu Tongyun Group Company and acts as Chairman of the following companies in which TY Container and/or TYG holds an equity interest: Sinocity Group Limited, Ocean Asia International Ltd., Yangzhou Tonglee Reefer Container Company Ltd., and Yangzhou Tonghua Semi-Trailer Company Ltd. Mr. Cheung began his career in 1966 with First Auto Transport General Corp., rising to the position of Manager of their Technology Department. From 1976 through 1984, he worked for China Foreign Trade Transportation Company where he rose to the position of General Manager and also became a Director. From 1984 through 1985, Mr. Cheung worked as a Manager at China National Foreign Trade Transportation Company. From 1985 through 1987 Mr. Cheung served as Deputy Commissioner of the Yangzhou Foreign Trade and Economic Relations Commission. In 1987, he joined the Jiangsu Jiangyang Automobile Company, where he held the position of Deputy General Manager until he joined TY Container in 1989. Mr. Cheung holds a Bachelor of Science Degree and has over 30 years of experience in the transportation industry (see Item 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

         Liu Jingxin, age 58, is a Director of Holdings, CCHL-BVI, and TY Container. Mr. Liu also is a Director and the General Manager, a position he has held since 1988, of Wide Shine Development Limited, a wholly owned subsidiary of China National Foreign Trade Transportation Corporation ("Sinotrans") engaged in container cargo shipping and container leasing and handling. Prior to joining Wide Shine, Mr. Liu was with Sinotrans, Beijing Branch, and American Huayun Company. Mr. Liu has more than 35 years' experience in the transportation industry.

         Sung Hiu Ngan, age 47, is a Director of Holdings and CCHL-BVI. Ms. Sung also is the Deputy Chairperson and General Manager of Broadsino Investment Company Limited, a Hong Kong investment company wholly owned by Jiangsu International Investment Co. ("JITIC"), a position she has held since 1992. Ms. Sung also serves as a Director of PSB Investments Limited and PSB Management Limited, two companies founded by Broadsino and Peregrine Investments Holdings Limited. Prior to joining Broadsino, Ms. Sung worked in the Investment Department of JITIC from 1988 to 1992, rising to the position of Department Manager. Prior to joining JITIC, Ms. Sung held a number of management and technical positions in the Ministry of Chemical Industry and at China Ocean Shipping Company. Ms. Sung holds a Bachelor of Science Degree and has more than 27 years' experience in the transportation industry and the investment business.

         Ma Tieyi, age 32, served as Secretary and Treasurer of Holdings until October 10, 1998. He was also Deputy Director of the Investment & Securities Department at TY Container. Mr. Ma received his Master's degree in Electrical Engineering in 1992 and worked as Deputy Manager in the Import Department of the Yangzhou Foreign Trade Corp., an import/export company, from 1992 until joining TY Container in 1994.

Executive Officers and Key Managers of PRC Subsidiaries

         In addition to Mr. Cheung, whose business experience is described above, the executive officers and key managers of the PRC Subsidiaries are identified below.

         Dong Xiaojun, age 48, is a Director and General Manager of TY Container. Mr. Dong has been employed by TY Container since 1989, holding various managerial positions, including Deputy General Manager, Office Manager, Head of Management, Head of Production, and Head of Trade. Mr. Dong began his career with the Jiangsu Jiangyang Automobile Company in 1978 as a worker, and advanced to the level of Assistant Manager. Mr. Dong holds an Associate Degree, and has 20 years of experience in the transportation industry.

         Ma Cungui, age 50, is a Director and the General Manager of Tonglee. Mr. Ma has been employed by Tonglee since 1994. Mr. Ma began his career with the Jiangyang Automobile Company in 1968, holding various managerial positions, including Head of Management, Head of Production and Deputy Director, until moving to TY Container in 1989 where he was employed as a Deputy General Manager.

         Wang Gongqing, age 47, is a Deputy General Manager of TY Container. Mr. Wang began working for TY Container in 1990 as an Office Manager and rose to the level of Deputy General Manager. Mr. Wang began his career with the Yangzhou Kaiguan Plant in 1964. He joined the Jiangsu Jiangyang Automobile Company in 1967 as a worker and advanced to the position of Office Manager. Mr. Wang holds an Associates Degree and is an economist by profession. Mr. Wang has 34 years of experience in the transportation industry.

         Ai Zhiyuan, age 47, is a Deputy General Manager of Tonglee. Mr. Ai has been employed by Tonglee since 1996. Mr. Ai began his career with the Jiangsu Production Construction Military Unit, later moving to a Special Unit of the People's Liberation Army and achieving the rank of Lieutenant. Mr. Ai joined the Jiangsu Jiangyang Automobile Company in

1979 and rose to become the head of the Party Department, before moving to TY Container in 1990 where he advanced to Vice General Manager in 1995. Mr. Ai holds an Associate Degree and is an economist. Mr. Ai has been associated with the transportation industry for 19 years.

         Wu Zhenyu, age 54, is the Chief Economist of TY Container. Mr. Wu began working for TY Container in 1989 as the Director of Production. He has also held the position of Assistant Chief Economist. Mr. Wu began his career in 1958 as a worker and technician for the Jiangsu Jiangyang Automobile Company, where he rose to the position of Production Manager. Mr. Wu has 40 years of experience in the transportation industry.

         Li Haixing, age 49, is a Director and Deputy General Manager of Tonglee. Mr. Li began working for Tonglee in 1996. Mr. Li began his career in 1970 at the Taixing Machinery Repair Plant. He later went on to study machinery at Tianjin University. After receiving his Associate Degree, Mr. Li joined the Design Department of Jiangsu Jiangyang Automobile Company and became an Assistant Manager for the company. Mr. Li joined TY Container in 1989 as Assistant Chief Engineer and became Principal Engineer of TY Container. Mr. Li has 28 years of experience as an engineer in the transportation industry.

         Sun Deyong, age 41, is a Vice General Manager of TY Container Group. Mr. Sun has been employed by TY Container Group since 1990, holding various managerial positions, including Head of Equipment Division, Vice Manager and Head of Production. Mr. Sun began his career with the Jiangsu Automobile Company in 1982 as a staff member in the Equipment Division and advanced to the position of Vice Director of that Division. Mr. Sun holds a Bachelor's degree and has 16 years of experience in the transportation industry.

         Yang Wenzhen, age 53, is a Vice General Manager of TY Container. Mr. Yang has been employed by TY Container since 1997. Mr. Yang began his career with the No. 636 Factory in Changchun. Since then he has worked at a number of factories, including Piston Sleeve Factory in Yangzhou, Yangzhou Valve Factory and Yangtze River Pharmaceutics. He worked at Tonglee as Vice General Manager from 1994 through 1997. Mr. Yang holds a Bachelor's degree.

TY Container Directors

         The Boards of Directors of TY Container and Tongsheng each currently consist of 11 members, each of which serves for a term of four years and until their successors are duly qualified and elected. TY Container's and Tongsheng's Articles of Association each provide the partners with the right to designate a certain number of directors, based upon the amount of their interest in the company. Prior to the Liquidation, they provided as follows: 5-14.9%, one director; 15-24.9%, two directors; 25-34.9%, three directors; 35-44.9%, four directors; and 45% or more, five directors. At elections held prior to the Liquidation (as defined in Item 13), this provision resulted in Jiangyang Automobile (H.K.) Limited and China Everbest Motors designating four and two directors, respectively, for election to TY Container's Board, and China Automobile Import and Export Company, Bexi Iron and Steel, Keep Benefit Limited, Wide Shine Development, China Auto (USA) Corporation and Jiangsu Tongyun Group Company each designating one director. (China Auto (USA) Corporation and China Automobile Import and Export Company have each designated the same individual as director and such individual has two votes on the Boards.) (See Item 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

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

Tonglee Directors

         The Board of Directors of Tonglee currently consists of nine members, each of which serves for a term of four years and until their successors are duly qualified and elected. Tonglee's Articles of Association provide the partners with the right to designate a certain number of directors, based upon the amount of their interest in the company, resulting in three directors designated by TYC, two directors designated by TYG, three directors designated by Singapore Nanlee and one director designated by Liuwei Village Municipal Authority.

ITEM 11.  EXECUTIVE COMPENSATION

         Other than Mr. Ma Tieyi, Secretary and Treasurer of Holdings, whose compensation is set forth below, none of the directors and executive officers of Holdings received any compensation as such for the fiscal year ended in 1997. The following table sets forth, in addition to Mr. Ma's compensation, the compensation of the chief executive officer and the four most highly compensated executive officers of TY Container and Tonglee for the last three fiscal years.

         SUMMARY COMPENSATION TABLE

Name and Principal
Position                   Year            Salary            Bonus
------------------------------------------------------------------

Cheung Sau Yung
CEO (TY Container)         1997           US$4,293           US$413
                           1996           US$4,519           US$435
                           1995           US$5,445           US$448

Ma Cungui
CEO (Tonglee)              1997           US$2,772           US$0
                           1996           US$2,949           US$0
                           1995           US$3,242           US$0

Li Haixin
Deputy General
Manager (Tonglee)          1997           US$5,889          US$376
                           1996           US$6,332          US$392
                           1995           US$4,900          US$403

Ai Zhiyuan
Deputy General
Manager (Tonglee)          1997           US$5,158           US$362
                           1996           US$5,487           US$394
                           1995           US$4,961           US$409

Dong Xiaojun
Deputy General
Manager
(TY Container)             1997           US$3,808           US$379
                           1996           US$4,095           US$395
                           1995           US$4,970           US$410

Wu Zhenyu
Chief Economist
(TY Container)             1997           US$3,902           US$372
                           1996           US$4,108           US$396
                           1995           US$4,979           US$410

Ma Tieyi
Secretary/Treasurer
(Holdings)                 1997           US$11,875          US$0
                           1996           US$12,500          US$0
                           1995           US$ 3,500          US$0

None of the directors of TY Container or Tonglee receive any compensation for their services as such.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth the number and percentage of the shares of Holdings' common stock owned of record and beneficially by each person owning more than 5 percent of such common stock, as reflected in the list of shareholders provided to Holdings by its transfer agent dated as of December 31, 1998. Holdings' common stock is the only class of equity securities issued by Holdings. None of Holdings' directors or executive officers, nor any of TY Container's or Tonglee's directors or executive officers, beneficially own any equity securities in Holdings, or in any of its parents or subsidiaries.

Name and Address of                 Number of Shares        Percent of
Beneficial Owner                    Owned                   Class
----------------------------------------------------------------------

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         Jiangsu Tongyun Group Company

         Jiangsu Tongyun Group Company ("TYG"), a Yangzhou City owned holding company with equity interests in thirteen enterprises in Jiangsu Province, has a 5% direct interest in TY Container Group and also owns a 100% interest in Jiangyang Automobile (H.K.), which had owned 20% of TY Container Group directly and currently owns 50% of Sinocity which owns 80.275% of Holdings, which indirectly owns 80% of TY Container Group. Jiangsu Tongyun Group Trading Company ("TYG Trading Co.") and Jiangyang Automobile Company ("JAC") are wholly owned subsidiaries of TYG. Mr. Li Haixing, a director of TY Container Group, is also the General Manager of TYG Trading Co.

         TY Container Group has executed an agreement with TYG Trading Co. under which TYG Trading Co. agreed to provide certain services for TY Container Group (see Item 1, "BUSINESS - Subsidiaries - Description of TY Container and Tongsheng - Markets"). These services include the purchase of raw materials, the design of containers to be made to customer specifications, and certain sales support services, such as scheduling deliveries and arranging the lease of containers to be delivered on a "Free Used" basis. In November 1996, TYG Trading Co. agreed to waive the payment by TY Container Group of any amounts accruing under the agreements for 1996, in recognition of the difficult competitive situation faced by TY Container Group. In connection with its agreement with TYG Trading Co., in 1995 TYG made a US$429,000 loan to TYG Trading Co., which was unsecured and interest free. The proceeds of this loan were used to expand the operations of TYG Trading Co. in order to enable it to meet its obligations under the agreement with TYG. TYG Trading Co. repaid the loan in full during 1997.

         In 1996, TY Container Group made a loan in the amount of US$801,000 to TYG. This loan is unsecured and interest free. As of December 31, 1997, the balance of such loan was US$6,437,000.

         In 1996, TYG entered into an agreement (the "TYG Agreement") with the China Railway Container Transportation Center ("CRCT"), pursuant to which TYG agreed to supply CRCT with 25,000 TEU of containers. TYG then entered into an agreement with TY Container Group whereby TY Container Group would supply 18,000 TEU to the CRCT, on the identical terms and conditions as those set forth in the TYG Agreement, in exchange for a total purchase price of US$51,892,000, payable, as in the TYG Agreement, in 32 quarterly installments.

         In 1997, TYG guaranteed TY Container's obligations under its working capital loan agreement with the Bank of China to the extent of US$51 million. Additionally, up to 50% of one of the bank loans, in the principal amount of US$12 million, is guaranteed by Yangzhou Tonghua Semi-Trailer Co., Ltd.

         Additionally, TYG has guaranteed all of Tonglee's bank loans and overdraft facilities agreements with the Bank of China of US$19.9 million and RMB8 million.

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

         In 1993, 1994 and 1995, TY Container made a series of loans to Ocean Asia. These loans were unsecured and bore interest at a floating market rate. In October 1997, TYG assumed liability for such loans and agreed to repay them in full. As at December 31, 1997, the aggregate amount due from Ocean Asia was US$498,000.

         In 1996, TY Container Group purchased components used in the manufacture of containers from Yangzhou Tongda Forging Ltd. ("Tongda") in the amount of US$9,000,000. Ocean Asia owns 25% of Tongda and 70% of Wuxi. TY Container owns 35.57% of Tongda and 10% of Wuxi, and Mr. Cheung is also a director of each of Tongda and Wuxi.

         Wide Shine Development Limited

         Wide Shine Development Limited, a Hong Kong company ("Wide Shine"), is a wholly owned subsidiary of China National Foreign Trade Transportation Corporation which was organized in 1988. Wide Shine is engaged in container cargo transportation and container leasing and handling, and operates a shipping agency for container liner services. Prior to the Reorganization, Wide Shine directly owned 10% of the shares of TY Container. Following the Reorganization, Wide Shine became a 12.5% shareholder in Sinocity, which currently owns 80.275% of the shares of Holdings, which indirectly owns 80% of the shares of TY Container. Mr. Liu, a director of Holdings and of TY Container, is also a director and General Manager of Wide Shine.

         In 1997, Wide Shine purchased containers from TY Container Group at market prices and subject to normal trade credit terms. These purchases amounted to US$4,817,000 (1996=US$28,899,000).



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

                              CHINA CONTAINER HOLDINGS LIMITED

                              By:  /s/ Cheung Sau Yung
                                   ---------------------------------------
                                   Cheung Sau Yung
                                   Chairman of the Board, Director, President
                                   and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                        TITLE                        DATE

    /s/ Cheung Sau Yung      Chairman of the Board, Director,   March 24, 1999
--------------------------   President and Chief Executive
    Cheung Sau Yung          Officer

    /s/ Liu Jingxin                  Director                  March 24, 1999
--------------------------
    Liu Jingxin

    /s/ Sung Hiu Ngan                Director                  March 24, 1999
--------------------------
    Sung Hiu Ngan

                        Consolidated Financial Statements


                        CHINA CONTAINER HOLDINGS LIMITED

                        December 31, 1995, 1996 and 1997

CHINA CONTAINER HOLDINGS LIMITED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                      Pages


Report of independent auditors                                         F-1

Consolidated statements of operations                                  F-2

Consolidated statements of changes in shareholders' equity             F-3

Consolidated balance sheets                                            F-4

Consolidated statements of cash flows                                  F-6

Notes to consolidated financial statements                             F-8

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
China Container Holdings Limited


We have audited the accompanying consolidated balance sheets of China Container Holdings Limited (the "Company") and its subsidiaries (the "Group") as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years ended December 31, 1995, 1996 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Group as at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 1995, 1996 and 1997 in conformity with accounting principles generally accepted in the United States of America.

As explained in note 1 to the consolidated financial statements, the Group has given retroactive effect to the change in accounting for bill-and-hold sales and functional currency for the years ended December 31, 1995 and 1996.

The accompanying consolidated financial statements have been prepared assuming that the Group will continue as a going concern. As more fully described in note 2 to the financial statements, the Group has incurred recurring operating losses for the years ended December 31, 1996 and 1997 and has a working capital and asset deficiency. These conditions raise substantial doubt about the Group's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Ernst & Young
-----------------
ERNST & YOUNG

Hong Kong
January 22, 1999, except for
note 31, as to which the date is February 24, 1999

CHINA CONTAINER HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except for share and per share data)



                                                                                    Year ended December 31
                                                                           -----------------------------------------
                                                              Notes           1995             1996             1997
                                                                               US$              US$              US$

NET SALES
Related parties                                              12(iv)            959           43,665           25,364
Other parties                                                               79,318           53,780           98,141
                                                                           -------          -------          -------
                                                                            80,277           97,445          123,505

COST OF SALES                                                              (68,131)         (90,775)        (122,180)

SELLING AND ADMINISTRATIVE EXPENSES                                        ( 3,970)         ( 6,592)        (  6,880)

ALLOWANCE FOR DOUBTFUL ACCOUNTS
  RECEIVABLES, OTHER RECEIVABLES,
  AMOUNTS DUE FROM ASSOCIATED
  AND RELATED COMPANIES,
  AND OTHER ASSETS                                                               -          (   119)        (  4,996)

ALLOWANCE FOR MARK TO MARKET
  OF INVENTORIES                                                                 -          (   177)        (  4,752)

FINANCIAL EXPENSES, NET                                         6          ( 1,883)         ( 3,638)        (  4,775)

OTHER INCOME/(EXPENSES), NET                                               (   212)              14              117

REORGANIZATION EXPENSES                                         7          ( 1,382)               -                -

INCOME TAXES                                                    8          (   831)         (   426)         (    15)
                                                                           -------          -------          -------
                                                                             3,868          ( 4,268)         (19,976)

SHARE OF NET LOSSES OF
     ASSOCIATED COMPANIES                                                  ( 1,341)         (   816)        (    610)

MINORITY INTERESTS                                                         (   755)           1,945            3,509
                                                                           -------          -------         --------

NET INCOME/(LOSS)                                                            1,772          ( 3,139)        ( 17,077)
                                                                           =======          =======         ========

EARNINGS/(LOSS) PER SHARE                                     5(l)            0.08          ( 0.13)         (  0.68)
                                                                           =======          =======         ========


The accompanying notes are an integral part of these consolidated financial statements.

CHINA CONTAINER HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands, except for share and per share data)



                                                Number of
                                                shares of                                          Retained
                                             common stock              Additional                 earnings/      Currency
                                              outstanding     Paid-up     paid-in              (accumulated   translation
                                       Notes      (Note 3)    capital     capital    Reserves       losses)   adjustments     Total
                                                                  US$         US$         US$           US$           US$       US$
                                               ----------     -------     -------     -------       -------       -------   -------
Balance at
    January 1, 1995                            20,781,250          22       3,885       2,968         2,491            22     9,388

Net income                                              -           -           -           -         1,772             -     1,772
Transfer to reserves                    29              -           -           -       2,911      (  2,911)            -         -
Currency translation
    adjustments                                         -           -           -           -             -           123       123
Issue of shares for services
    rendered in relation to
    the Reorganization                   7      1,093,750           1         207           -             -             -       208
Shares of common stock
    owned by the then existing
    shareholders of the
    Company at the date of
    Reverse Acquisition                  7      1,250,273           1         236           -             -             -       237
Issue of  shares for services
    rendered in relation to
    the Reverse Acquisition              7      1,875,000           1         355           -             -             -       356
                                               ----------     -------     -------     -------      --------       -------   -------
Balance at
    December 31, 1995                          25,000,273          25       4,683       5,879         1,352           145    12,084
                                               ----------     -------     -------     -------      --------       -------   -------

Net loss                                                -           -           -           -      (  3,139)            -   ( 3,139)
Transfer to reserves                    29              -           -           -       1,724      (  1,724)            -         -
Currency translation
    adjustments                                         -           -           -           -             -             5         5
                                               ----------     -------     -------     -------      --------       -------   -------

Balance at
    December 31, 1996                          25,000,273          25       4,683       7,603      (  3,511)         150      8,950
Net loss                                                -           -           -           -      ( 17,077)           -    (17,077)
Transfer to reserves                    29              -           -           -          24      (     24)           -          -
                                               ----------     -------     -------     -------       -------      -------    -------
Balance at
    December 31, 1997                          25,000,273          25       4,683       7,627      ( 20,612)         150    ( 8,127)
                                               ==========     =======     =======     =======      ========      =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

CHINA CONTAINER HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except for share and per share data)



                                                                                               December 31
                                                                                      ------------------------------
                                                                     Notes                 1996                 1997
                                                                                            US$                  US$
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                 2,873                3,744
Accounts receivable, net of allowance for doubtful
    accounts of Nil in 1996 and US$2,738 in 1997                       9                  6,188               12,691
Deposits and other receivables, net of
    allowance for doubtful accounts of
    US$119 in 1996 and US$119 in 1997                                 10                  7,544                2,938
Inventories, net of mark to market allowance
   of US$177 in 1996 and US$4,929 in 1997                             11                 46,928               40,131
Amounts due from associated companies,
     net of allowance for doubtful accounts
     of Nil in 1996 and US$993 in 1997                              12(ii)                  908                    -
Amounts due from related companies,
     net of allowance for doubtful accounts
     of Nil in 1996 and US$273 in 1997                               12(i)                7,693               13,133
                                                                                        -------              -------

TOTAL CURRENT ASSETS                                                                     72,134               72,637

INTANGIBLE ASSETS                                                     14                  2,918                2,625

FIXED ASSETS                                                          15                 24,561               23,587

CONSTRUCTION IN PROGRESS                                              16                    747                2,967

INTERESTS IN ASSOCIATED COMPANIES                                     17                  2,095                1,485

AMOUNTS DUE FROM RELATED COMPANIES                                   12(i)               14,271               30,692

OTHER ASSETS, net of allowance for doubtful
    accounts of Nil in 1996 and US$992 in 1997                        18                  1,305                  422
                                                                                        -------              -------

TOTAL ASSETS                                                                            118,031              134,415
                                                                                        =======              =======


The accompanying notes are an integral part of these consolidated financial statements.

CHINA CONTAINER HOLDINGS LIMITED

(Amounts in thousands, except for share and per share data)



                                                                                               December 31
                                                                                      ------------------------------
                                                                    Notes                  1996                 1997
                                                                                            US$                  US$
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank loans and overdrafts                                             19                 80,758               99,674
Accounts payable                                                                         14,428               26,686
Accrued liabilities and other payables                                                    8,938               13,923
Income taxes payable                                                                          -                  120
Deferred income taxes                                                  8                    105                    -
Amount due to an associated company                                 12(ii)                  320                1,147
Amount due to a related company                                     12(iii)                 191                  205
                                                                                        -------              -------

TOTAL CURRENT LIABILITIES                                                               104,785              141,755

MINORITY INTERESTS                                                                        4,296                  787
                                                                                        -------              -------

                                                                                        109,081              142,542
                                                                                        -------              -------

CONTINGENCIES                                                       23, 31

SHAREHOLDERS' EQUITY
Share capital - shares of
    100,000,000 common stock of US$0.001 each and 5,000,000
    preferred stock of US$0.01 each authorised; shares of
    25,000,273 common stock of US$0.001 each outstanding              20                     25                   25
Additional paid-in capital                                            20                  4,683                4,683
Reserves                                                              29                  7,603                7,627
Accumulated losses                                                                    (   3,511)           (  20,612)
Currency translation adjustments                                                            150                  150
                                                                                        -------              -------

                                                                                          8,950            (   8,127)
                                                                                        -------              -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              118,031              134,415
                                                                                        =======              =======


The accompanying notes are in integral part of these consolidated financial statements.

CHINA CONTAINER HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except for share and per share data)



                                                                                    Year ended December 31
                                                                        ---------------------------------------------
                                                                              1995             1996             1997
                                                                               US$              US$              US$

OPERATING ACTIVITIES
Net income/(loss)                                                            1,772         (  3,139)        ( 17,077)
Adjustments to reconcile net income/(loss) to net cash
    provided by/(used in) operating activities:
       Minority interests                                                      755         (  1,945)        (  3,509)
       Reorganization expenses                                                 801                -                -
       Amortization of intangible assets                                       107              190              293
       Depreciation of fixed assets                                          1,030            1,966            3,154
       Allowance for doubtful
         accounts receivables,
          other receivables, amounts due from associated
             and related companies, and other assets                             -              119            4,996
       Allowance for mark to market
           of inventories                                                        -              177            4,752
       Loss on disposal of fixed assets                                         16                -                -
       Share of net losses of associated companies                           1,341              816              610
       Deferred income taxes                                              (    161)             350         (    105)
       Foreign exchange gain                                              (    453)        (    310)               -
Decrease/(increase) in assets:
    Accounts receivable                                                   (  6,172)           1,907         (  9,241)
    Deposits and other receivables                                        ( 15,148)           5,287            4,606
    Inventories                                                           (    343)        ( 13,625)           2,045
    Amounts due from associated companies                                 (    926)        (    127)        (     85)
    Amounts due from related companies                                          29         ( 17,090)        ( 22,134)
Increase/(decrease) in liabilities:
   Accounts payable                                                          1,814           10,065           12,258
   Accrued liabilities and other payables                                    7,696         (  1,605)           4,940
   Income taxes payable                                                   (    358)        (    273)             120
   Amount due to an associated company                                    (    130)             320              827
   Amount provided by/(due to) a related company                             2,620         (  3,059)              14
                                                                           -------          -------          -------
Net cash used in operating activities                                     (  5,710)        ( 19,976)        ( 13,536)
                                                                           -------          -------          -------


CHINA CONTAINER HOLDINGS LIMITED

(Amounts in thousands, except for share and per share data)



                                                                                    Year ended December 31
                                                                         -------------------------------------------
                                                          Note                1995             1996             1997
                                                                               US$              US$              US$
INVESTING ACTIVITIES
Purchases of fixed assets and
     construction in progress                                              ( 6,036)         ( 6,037)        (  4,400)
Increase in investments in associated companies                            ( 1,060)               -                -
Proceeds from disposal of fixed assets                                          37                -                -
Decrease/(increase) in other assets                                        (   592)         (   390)        (    109)
Purchase of additional interest in Tonglee
    (net of cash acquired)                                 22                    -              468                -
                                                                           -------          -------         --------
Net cash used in investing activities                                      ( 7,651)         ( 5,959)        (  4,509)
                                                                           -------          -------         --------

FINANCING ACTIVITIES
Dividends paid                                                             ( 2,692)               -                -
Dividends paid to minority interests                                       (   673)               -                -
Repayments of bank loans and overdrafts                                    (14,045)         (15,499)        ( 97,327)
New bank loans and overdrafts                                               36,599           36,858          116,243
                                                                           -------          -------         --------

Net cash provided by financing activities                                   19,189           21,359           18,916
                                                                           -------          -------         --------

Exchange differences on cash and cash equivalents                               25               18                -
                                                                           -------          -------         --------

NET INCREASE/(DECREASE) IN
     CASH AND CASH EQUIVALENTS                                               5,853          ( 4,558)             871

Cash and cash equivalents, at beginning of year                              1,578            7,431            2,873
                                                                           -------          -------         --------

Cash and cash equivalents, at end of year                                    7,431            2,873            3,744
                                                                           =======          =======         ========



The accompanying notes are an integral part of these consolidated financial statements.

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


1.       SECURITIES AND EXCHANGE COMMISSION INQUIRY

         In letters dated December 11, 1997, June 3, 1998 and December 14, 1998, the Securities and Exchange Commission (the "SEC") inquired into the Company's accounting for bill-and-hold sales. The SEC's view is that the contract terms of the bill-and-hold sales recognized in 1995 and 1996 did not meet all the criteria in AAER 108. The SEC believes that the contracted date of delivery plus a free 180 day storage period does not meet the fixed delivery date criterion and the fact that the Company is responsible for the arrangement of delivery, after title and risk of the containers were passed to the buyer, does not meet the criterion that the seller must not have retained any specific performance obligation. While the Company believed that the recognition of bill-and-hold sales was in accordance with generally accepted accounting principles, the Company has agreed to adjust its accounting policy of recognizing revenue upon delivery rather than on a bill-and-hold basis and amend its 1995 and 1996 Form 10-K filings.

         In letters dated December 11, 1997 and June 3, 1998, the SEC inquired into the Company's accounting for functional currency. The SEC's view is that the functional currency of the Company is United Stated dollars ("US$") under the criteria set out in FAS 52. The Company has agreed to adjust its functional currency from Renminbi ("RMB") to US$ and amend its 1995 and 1996 Form 10-K filings.

         The change in accounting for bill-and-hold sales and functional currency resulted in a respective decrease in net income of US$998 for the year ended December 31, 1995 or US$0.04 per share, and an increase in net income of US$1,535 for the year ended December 31, 1996 or US$0.06 per share.


2.       FUNDAMENTAL ACCOUNTING CONCEPT

         The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, China Container Holdings Limited ("China Container" or the "Company") incurred losses of US$17,077 (1996: US$3,139) for the year ended December 31, 1997 and has working capital and asset deficiency. As at December 31, 1997, bank borrowings of US$25,528 were overdue. These factors among other indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

         The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability.

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


2.       FUNDAMENTAL ACCOUNTING CONCEPT (continued)

         In light of the foregoing, the directors adopted the following measures in 1998 to improve the financial position, cash flows, profitability and operations of the Group:

         (a) ceased operation of one of the production lines. The remaining production line which started operation in early 1997 has sufficient production capacity in meeting the present level of sales. This would reduce the level of repairs and maintenance costs and other production costs for maintaining the old production line;

         (b) terminated the employment contracts of about 500 workers during 1998 and reduced salaries of the remaining staff members;

         (c)      reduced the level of administrative expenses;

         (d) closed the office in New York and one of its offices in Yangzhou; and

         (e) increased the amount of materials purchased from local suppliers.

         In addition, the Group has reached agreements in 1998 with its major banks in obtaining new financing or renewing existing financing facilities:

         (a) a revolving export loan facility of US$12,000 (RMB100,000) was obtained, via TYG (defined hereinafter), which will expire in April 1999;

         (b) a revolving trade finance facility of US$6,000 was obtained in 1998 and expired in March 1999; and

         (c) two working capital loan facilities of US$241 (RMB 2,000) each were obtained in 1998. One working capital loan of US$241 (RMB2,000) expired in November 1998 and was repaid in December 1998. The other working capital loan of US$241 (RMB2,000) will expire in March 1999.

         In 1996, a bank granted a guarantee for the renewal of short term borrowings for a period of five years expiring in 2000 for an amount not less than US$44,000. Further details are set out in note 19 to the consolidated financial statements.


3.       ORGANIZATION AND PRINCIPAL ACTIVITIES

         China Container was formerly known as Dial-A-Brand, Inc. ("DAB"), which was incorporated in the State of Nevada, the United States of America.

         China Container Holdings Limited ("CCHL(BVI)") was incorporated in the British Virgin Islands on November 16, 1994 and became a wholly-owned subsidiary of China Container on May 10, 1995.

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


3.       ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

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

         Pursuant to certain restructuring agreements (the "Reorganization") dated December 30, 1994, which were completed in 1995, each of the 5 of the 8 original shareholders, holding an 80% interest in TYC in aggregate (the "Foreign TYC Shareholders"), transferred their interests in TYC into their respective newly incorporated subsidiaries (the "New Companies") and transferred into Sinocity Group Limited, a then newly incorporated company ("Sinocity"), their respective holdings in the New Companies in exchange for a pro rata share of the shares of Sinocity. Sinocity then transferred its interests in the New Companies to the then newly formed CCHL(BVI) in exchange for 95% of the shares of CCHL(BVI). The remaining 5% interest in CCHL(BVI) was issued to a wholly-owned subsidiary of Broadsino Investment Company Limited ("Broadsino") in return for services provided by Broadsino in connection with the Reorganization. On June 24, 1996, the New Companies were liquidated and their interests in TYC were distributed to CCHL(BVI) (the "Liquidation").

         As a result of the Reorganization and the completion of the Liquidation, CCHL(BVI) directly holds 80% of the paid-up capital of TYC.

         In the opinion of the directors of China Container, the above Reorganization constitutes a reorganization under common control and subsequent to which, the ultimate control of TYC remains substantially the same as before the Reorganization.

         Prior to the Reverse Acquisition (defined hereinafter), DAB had 4,474,658 shares of common stock, par value US$0.001 each, issued and outstanding. In connection with the Reverse Acquisition and immediately prior thereto, the following transactions occurred:

         (i) retirement of 797,500 shares of common stock previously held by DAB as treasury stock;

         (ii) DAB sold the then existing business of DAB including all of its assets and liabilities as at May 10, 1995 to Dial-A-Brand, Inc, a then newly formed Delaware corporation ("DAB-Delaware"), in exchange for all of the issued and outstanding shares of common stock of DAB-Delaware;

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

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


3.       ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

         (iv) a reverse stock split of 7 to 1 of DAB's then existing issued and outstanding common stock into 270,667 shares of DAB's common stock of US$0.001 each, which, because of the practice of rounding up for each existing stock certificate, resulting in 273 additional shares. The 270,667 shares were retained by the then existing shareholders of DAB in relation to the Reverse Acquisition; and

         (v) the issuance of 979,606 shares of DAB's common stock, par value US$0.001 each, to certain parties in return for services provided in relation to the Reverse Acquisition.

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

         On May 10, 1995, DAB changed its name to China Container Holdings Limited.

         The above transactions have been treated as a recapitalization of CCHL(BVI) with CCHL(BVI) as the acquirer (the "Reverse Acquisition"). Accordingly, the historical financial statements of China Container for the period prior to May 10, 1995 are those of CCHL(BVI) or TYC (prior to the Reorganization) except for paid-in capital which represent that of DAB immediately after the Reverse Acquisition attributable to the original shareholders of CCHL(BVI) prior to the Reorganization.

         Subsequent to the Reverse Acquisition, China Container's principal activity is the management of the business of its indirectly held operating subsidiaries.

         Yangzhou Tonglee Reefer Containers Company Limited ("Tonglee") was established as a Sino-foreign joint venture company in the PRC on December 31, 1993 with a tenure of 20 years with a total registered and paid up capital of US$8,000. Tonglee's principal activity is the manufacturing of reefer containers in the PRC. As at January 1, 1996. TYC increased its shareholding in Tonglee from 50% to 51% for US$80. The remaining 49% interest is held by TYG (19%), Singapore Namlee Steel (Private) Limited (25%) and Han Jiang Liu Wei Agricultural Industrial Commercial Company (5%). Due to the acquisition of control by TYC, the results of Tonglee were consolidated into China Container since January 1, 1996.

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


3.       ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

         Yangzhou Tongsheng Container Company Limited ("Tongsheng") was established by the Group (80%) and the existing PRC holders of TYC (20%) as a Sino-foreign joint venture company in the PRC on December 21, 1995 with a tenure of 15 years with a total registered and paid up capital of US$4,800. The tenure can be extended by agreement with the joint venture partners after obtaining the necessary approval from the relevant government agencies.

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


4.       BASIS OF PRESENTATION

         The consolidated financial statements of the Group have been prepared based on TYC's historical financial statements for the year ended December 31, 1995 and to give effect to the Reorganization and the Reverse Acquisition as set out in note 3 to these consolidated financial statements as if they had been completed prior to January 1, 1995.

         The consolidated financial statements of the Group are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory financial statements of the Group's subsidiaries in the PRC which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to Sino-foreign joint venture companies in the PRC ("PRC GAAP").

         The principal adjustments made to conform the PRC GAAP statutory financial statements of the Group's subsidiaries in the PRC to US GAAP are the allowances for doubtful accounts, the allowances for mark-to-market of inventories, the reclassification of the staff bonus and welfare reserve appropriation from reserves to a charge to income, the write off of pre-operating expenses, the basis of providing depreciation of fixed assets and amortisation of intangible assets, the different bases of recognizing sales, and the adoption of RMB and US$ as the functional currency in preparing the PRC GAAP and US GAAP financial statements, respectively.

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


5.       PRINCIPAL ACCOUNTING POLICIES

         (a)      Principal of consolidation
                  The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant inter-company balances and transactions have been eliminated on consolidation.

         (b)      Cash and cash equivalents
                  The Group considers cash and cash equivalents to include cash on hand and deposits with banks with an original maturity of three months or less.

                  At December 31, 1996 and 1997, cash and cash equivalents included RMB denominated deposits equivalent to US$1,167 (RMB9,689) and US$218 (RMB1,809), respectively.

         (c)      Inventories
                  Inventories are stated at the lower of cost or market. Cost is determined on the weighted-average basis and in the case of work in progress and finished goods, comprises direct materials, direct labor and an appropriate proportion of overheads.

         (d) Fixed assets and depreciation Fixed assets are stated at cost less accumulated depreciation.

                  Depreciation of fixed assets is calculated on the straight-line basis to write off the cost, less the estimated residual value, of each asset over its estimated useful life. The principal annual rates used for this purpose are as follows:

                  Buildings                                           7%
                  Plant, machinery and equipment                      10%
                  Motor vehicles                                      20%
                  Office equipment                                    20%

                  No depreciation is provided on construction in progress until the asset is completed and put into productive use on a commercial basis.

         (e)      Construction in progress
                  Construction in progress represents plant and machinery and other fixed assets under construction or installation and is stated at cost. Cost comprises direct costs of construction and installation as well as interest charges on related borrowed funds. Capitalization of interest charges ceases when an asset is ready for its intended use. Construction in progress is transferred to fixed assets upon commissioning when it is capable of producing saleable output on a commercial basis.

         (f)      Intangible assets
                  Intangible assets mainly represent rights to use sites and the technical knowledge for the production of reefer containers contributed as capital by a shareholder of Tonglee. Amortisation is provided on the straight-line basis over the remaining tenure of the joint venture.

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


5.       PRINCIPAL ACCOUNTING POLICIES (continued)

         (g)      Associated companies
                  An associated company is a company, not being a subsidiary, in which the Group owns 20% to 50% voting interests and exercises significant influence but does not control over its operating and financial decisions.

                  The Group's share of the associated companies' post-acquisition results is included in the consolidated statements of operations under the equity method of accounting. The Group's investments in associated companies are stated at cost plus the Group's share of the associated companies' post-acquisition results and capital transactions.

         (h)      Revenue recognition
                  Sales represent the invoiced value of goods sold, net of returns. Revenue is recognised upon delivery of goods to customers.

         (i)      Foreign currency translation
                  The functional currency of the Group is US$.

                  Foreign currency transactions are translated into US$ using the applicable rates of exchange at the dates of transactions. Monetary assets and liabilities denominated in foreign currencies are translated into US$ at the applicable rates of exchange at the respective balance sheet dates. The resulting exchange gains or losses are credited or charged to the Group's consolidated statements of operations.

                  The functional currency of the operations of the associated companies in the PRC is RMB. The accounts of these associated companies are prepared in RMB and are translated into US$ using the closing rate method. Under the closing rate method, the balance sheet of these associated companies is translated using the rate of exchange quoted by the People's Bank of China at the balance sheet date and the statement of operations is translated at the average rate for the year. Resulting translation adjustments are reported as a separate components of equity.

                  The market risks associated with changes in exchange rates and the restrictions over the convertibility of RMB into foreign currencies are discussed in note 24 to the consolidated financial statements.

         (j)      Income taxes
                  A deferred tax liability is recognized for all significant taxable temporary differences and a deferred tax asset is recognized for all significant deductible temporary differences carryforwards. A valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax asset will not be realised.

         (k)      Retirement benefits
                  The contributions to the retirement plans for the existing employees are charged to the consolidated statements of operations as services are provided (note 25).

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


5.       PRINCIPAL ACCOUNTING POLICIES (continued)

         (l)      Net income/(loss) per share
                  The calculation of net income/(loss) per share is based on an aggregate of 25,000,273 (1996: 25,000,273, 1995:
                  23,497,607) weighted average number of shares of common stocks outstanding as if the shares issued to the original shareholders of CCHL(BVI) under the Reorganization had been completed as at January 1, 1995 (note 20).

         (m)      Long-lived assets
                  Statement of Financial Accounting Standard No. 121, "Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" ("FAS 121") requires impairment losses be recognized for long-lived assets, whether these assets are held for disposal or continue to be used in operations, when indicators of impairment are present and the fair value of these assets are estimated to be less than their carrying amounts. The fair value of these assets was based on the projected future cash flows generated from these assets or their market values.

         (n)      Use of estimates
                  The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         (o)      FAS 131
                  In June 1997, FAS 131 "Disclosures about Segments of an Enterprise and Related Information" was issued. FAS 131 requires that a public business enterprise reports a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements.

                  This statement is effective for financial statements issued for fiscal years ending after December 15, 1998.

                  The Company does not expect that the application of FAS 131 will affect net earnings.

         (p)      Emerging Issues Task Force-Issue 96-16
                  In July 1997, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights". This issue addresses whether to consolidate a majority owned investee when the rights of the minority make it unclear if the majority owner actually has control, and establishes criteria for making this decision.

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


5.       PRINCIPAL ACCOUNTING POLICIES (continued)

         (p)      Emerging Issues Task Force-Issue 96-16 (continued)
                  FAS 94 "Consolidation of All Majority-Owned Subsidiaries" provides that consolidation generally is appropriate when an entity has a controlling financial interest in another entity through a majority voting interest. However, the majority owner's ability to control the operations or assets of the investee are restricted in certain respects if approval or veto rights have been granted to the minority shareholder(s) (hereafter referred to as "minority rights"). Those minority rights may have little or no impact on the ability of the majority owner to control the investee's operations or assets. Alternatively, those minority rights may be so restrictive as to call into question whether control actually rests with the majority owner. FAS 94 does not provide criteria for determining whether control rests with the majority owner if specific minority rights are granted to the minority shareholder(s). To assist companies in making the judgment about the impact of minority rights on the consolidation decision, the EITF developed a consensus on this topic.

                  The consensus is effective for all new investment agreements entered into after July 24, 1997. For existing investment agreements, the guidance should be applied in financial statements issued for fiscal years ending after December 15, 1998.

                  If the Group had applied EITF 96-16 in 1997 and 1996, total assets and net sales of the Group would have been reduced by US$12,427 (1996: US$11,277) and US$31,087 (1996: US$28,991),
                  respectively. The Company does not expect that the application of EITF 96-16 will affect net earnings.


6.       FINANCIAL EXPENSES, NET

         Financial expenses, net represent:

                                                                                     Year ended December 31
                                                                          ------------------------------------------
                                                                              1995             1996             1997
                                                                               US$              US$              US$

         Bank loan interest                                                 (3,173)          (4,879)          (8,757)
         Less: Interest capitalized
                       in construction in progress                             258              389              274
                                                                             -----            -----           ------
                                                                            (2,915)          (4,490)          (8,483)
         Interest income:
           On trade receivable from TYG (note 12(iv)(b))                         -              745            3,521
           Others                                                              375              217               65
         Foreign exchange gains/(losses), net                                  657           (  110)             122
                                                                            ------           ------           ------

                                                                            (1,883)          (3,638)          (4,775)
                                                                            ======           ======           ======


CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


7.       REORGANIZATION EXPENSES

         Concurrent with the Reorganization and the Reverse Acquisition set out in note 3 to the consolidated financial statements, reorganization expenses were incurred which reduced net income by US$1,382. The reorganization expenses included (i) US$581 of related audit and consultancy fees incurred, and (ii) US$801 which represented the fair value of (a) the 5% of the issued and outstanding shares of CCHL-(BVI) received by a wholly-owned subsidiary of Broadsino in connection with the Reorganization, and
         (b) the 12.5% of the issued and outstanding shares of the common stock of China Container held by the then existing shareholders of DAB (7.5%) prior to the Reverse Acquisition and by certain other parties (5%) who received restricted shares of common stock in exchange for services rendered in connection with the Reverse Acquisition. The amount of the expenses in (a) and (b) above were determined based on the fair value of CCHL-(BVI)'s net assets as determined by an appraisal performed by an independent PRC appraiser, adjusted for factors affecting the transferability of the shares.


8.       INCOME TAXES

         Income taxes on profits, which were predominately from PRC operations, for the years were as follows:

                                                                                      Year ended December 31
                                                                            ----------------------------------------
                                                                              1995             1996             1997
                                                                               US$              US$              US$

         Current                                                               992               76              120
         Deferred                                                            ( 161)             350            ( 105)
                                                                             -----             ----            -----

                                                                               831              426               15
                                                                             =====             ====            =====


         Deferred tax liabilities/(assets) are comprised of the following:

                                                                                                  December 31
                                                                                         ---------------------------
                                                                                           1996                 1997
                                                                                            US$                  US$

         Different basis of recognizing sales                                               105                    -
         Others                                                                               -                ( 121)
                                                                                          -----                -----
         Gross deferred tax liabilities/(assets)                                            105                ( 121)
         Valuation allowance                                                                  -                  121
                                                                                          -----                -----

                                                                                            105                    -
                                                                                          =====                =====


CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


8.       INCOME TAXES (continued)

         It is management's intention to reinvest all the income, if any, attributable to China Container earned by its operations outside the United States as at December 31, 1997. Accordingly, no United States corporate income taxes have been provided in these financial statements.

         Under the current British Virgin Islands' law, any dividends that the Group will distribute in the future, and capital gains arising from the Group's investments are not subject to income taxes in the British Virgin Islands.

         TYC, Tonglee and Tongsheng (collectively the "PRC Subsidiaries") are Sino-foreign equity joint venture companies governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and various local income tax laws (the "Income Tax Laws").

         In the Yangzhou District, where TYC is located, the basic rate of income tax applicable to TYC, exclusive of the local income tax, is 24%. TYC's local income tax liability of 3% is exempted by the local tax authorities. Pursuant to the Income Tax Laws, TYC was further exempted from income taxes for a period of two years commencing from the first profitable year (1990) and was entitled to a 50% tax exemption for the following three years. Thereafter, pursuant to tax concessions under the Income Tax Laws granted to companies engaged in export sales activities, TYC is further entitled to a 50% tax exemption for each of the years in which its export sales, including sales to Hong Kong, exceed 70% of its total sales.

         Giving effect to the above tax concessions, the actual tax rate for the three years ended December 31, 1995, 1996 and 1997 was 12% as the export sales of TYC exceed 70% of its total sales in the respective years.

         The other PRC Subsidiaries and TYC's associated companies, which are Sino-foreign equity joint venture companies, enjoy similar tax exemptions as TYC. No provision for PRC income taxes has been made for them as they either incurred a loss or were in their tax holiday period during the relevant years.

         The tax benefit to the PRC Subsidiaries as a result of the tax holiday for the years ended December 31, 1995, 1996 and 1997 amounted to US$563, Nil and Nil (China Container: US$450, Nil and Nil), respectively. The effective tax benefit per share (based on an aggregate of 25,000,273 (1996: 25,000,273, 1995: 23,497,607) shares of common stocks outstanding as if the Reorganization had been completed as at January 1, 1995 (notes 3 and 20)) for China Container for each of the years ended December 31, 1995, 1996 and 1997 amounted to US$0.02, Nil and Nil, respectively.

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


8.       INCOME TAXES (continued)

         A reconciliation of the effective income tax rates (excluding the reorganization expenses) with the statutory income tax rate in the PRC is as follows:

                                                                                    Year ended December 31
                                                                         -------------------------------------------
                                                                              1995             1996             1997

         Statutory tax rate                                                  24.0%          ( 24.0%)          (24.0%)
         Tax holiday                                                        (12.0%)           20.3%            12.2%
         Item which give rise to no tax benefit:
           Net losses of China Container and CCHL(BVI)                        1.7%            13.9%            11.8%
         Other items                                                             -             0.9%             0.1%
                                                                            ------          -------           ------

         Actual effective tax rate                                           13.7%            11.1%             0.1%
                                                                            ======          =======           ======



         Deferred income tax relates primarily to temporary timing difference in sales recognition under PRC GAAP and US GAAP.


9.       ACCOUNTS RECEIVABLE

         Accounts receivable comprise:

                                                                                                December 31
                                                                                      ------------------------------
                                                                                           1996                 1997
                                                                                            US$                  US$

         Accounts receivable                                                              6,188               15,429
         Allowance for doubtful accounts for the year
             and balance at December 31                                                       -             (  2,738)
                                                                                         ------               ------

         Accounts receivable, net                                                         6,188               12,691
                                                                                         ======               ======


CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


10.      DEPOSITS AND OTHER RECEIVABLES

         Deposits and other receivables comprise:

                                                                                                December 31
                                                                                      ------------------------------
                                                                                           1996                 1997
                                                                                            US$                  US$

         Deposits and other receivables                                                   7,663                3,057
                                                                                         ------               ------

         Allowance for doubtful accounts:
           Balance at January 1                                                               -              (   119)
           Allowance for the year                                                       (   119)                   -
                                                                                        -------              -------

           Balance at December 31                                                       (   119)             (   119)
                                                                                        -------              -------

         Deposits and other receivables, net                                              7,544                2,938
                                                                                        =======              =======


11.      INVENTORIES

         Inventories comprise:

                                                                                                December 31
                                                                                      ------------------------------
                                                                                           1996                 1997
                                                                                            US$                  US$

         Raw materials                                                                   20,801               22,931
         Work in progress                                                                 4,283                   53
         Finished goods                                                                  22,021               22,076
                                                                                         ------               ------
                                                                                         47,105               45,060
                                                                                         ------               ------

         Allowance for mark to market of inventories:
           Balance at January 1                                                               -              (   177)
           Provided during the year                                                     (   177)             ( 4,752)
                                                                                        -------              -------
           Balance at December 31                                                       (   177)             ( 4,929)
                                                                                        -------              -------

         Inventories, net                                                                46,928               40,131
                                                                                        =======              =======


CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


12.      RELATED PARTY BALANCES AND TRANSACTIONS

         (i)      The amounts due from related companies comprise:

                                                                                                December 31
                                                                                      ------------------------------
                                                                                           1996                 1997
                                                                                            US$                  US$
                  Trade receivable from Jiangsu Tongyun
                    Group Company (formerly known as
                    Jiangyang Automobile Company, "TYG")                                 15,885               34,928
                  Loan receivable from Jiangsu Tongyun
                    Group Company (formerly known as
                    Jiangyang Automobile Company, "TYG")                                    801                6,437
                  Loan receivable from Ocean Asia International
                    Ltd ("Ocean Asia")                                                    2,489                  498
                  Loan receivable from Jiangsu Tongyun Group
                    Trading Company ("TYG Trading")                                         312                  219
                  Trade receivable from Wide Shine
                    Development Limited ("WSD")                                           2,477                2,016
                  Allowance for doubtful accounts for the
                    year and balance at December 31                                           -              (   273)
                                                                                        -------              -------

                                                                                         21,964               43,825
                                                                                        =======              =======

                  Due within one year                                                     7,693               13,133
                  Due after more than one year                                           14,271               30,692
                                                                                        -------              -------

                                                                                         21,964               43,825
                                                                                        =======              =======

                  TYG is a direct 5% owner of TYC and a 50% shareholder of Sinocity, the majority shareholder of China Container. Ocean
                  Asia is a wholly beneficially owned subsidiary of TYG in which Mr. Cheung Sau Yung, a director of China Container, is also a director of Ocean Asia. TYG Trading is a branch of TYG. In addition, Mr. Cheung Sau Yung holds 95% of the shares of Ocean Asia in his name for the benefit of TYG pursuant to a declaration of trust. WSD is a 12.5% shareholder of Sinocity.


CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


12.      RELATED PARTY BALANCES AND TRANSACTIONS (continued)

                  The loan receivable from Ocean Asia included a loan of US$331 (1996: US$331) made to Ocean Asia to acquire a building in Hong Kong in 1993. The loan receivable from Ocean Asia is unsecured. The balance at December 31, 1997 is interest-free and the balance at December 31, 1996 bore interest at weighted average of 7.09% per annum. Interest income on the above loan receivable from Ocean Asia amounted to US$271 and US$166 for the years ended December 31, 1995 and 1996, respectively.

                  In October 1997, TYG concluded an agreement with TYC in which TYG agreed to bear the outstanding amount as of October 31, 1997 of US$3,980 due from Ocean Asia to TYC.

                  Apart from an amount of US$853 (1996: US$853) receivable from WSD which is unsecured and bears interest at 4.75% per annum and the loan receivable from TYG of US$3,947 (1996:
                  Nil) is unsecured and bears interest at market rates, the loan receivable from Ocean Asia, the trade receivable from WSD and the loans receivable from TYG Trading and TYG are unsecured and interest-free. Interest income received from WSD amounted to US$82, US$41 and US$41 for the years ended December 31, 1995, 1996 and 1997, respectively.

                  A Renminbi export loan facility of US$12,000 was obtained by TYG in July 1997 for the use by TYC. Interest rate was 10.08% per annum. This loan was guaranteed by TYC and a state-owned investment and trust corporation in Yangzhou. Subsequent to the balance sheet date, in March 1998, a revolving Renminbi export loan facility of the same amount was obtained by TYG for the use by TYC to replace the above-mentioned facility. Interest rate is 7.65% per annum. This loan is guaranteed by TYC and Yangzhou Tonghua (defined hereinafter).

         (ii)     The balances with associated companies comprise:

                                                                                                December 31
                                                                                      ------------------------------
                                                                                           1996                 1997
                                                                                            US$                  US$

                  Amounts due from associated companies                                     908                  993
                  Allowance for doubtful accounts for the
                      year and balance at December 31                                         -              (   993)
                                                                                         ------               ------

                  Amounts due from associated companies, net                                908                    -
                                                                                         ======               ======

                  Amounts due to associated companies                                       320                1,147
                                                                                         ======               ======


CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


12.      RELATED PARTY BALANCES AND TRANSACTIONS (continued)

                  The amounts due from associated companies are unsecured, bear interest at market rates (weighted average of 7.09% and 8.29% as at December 31, 1996 and 1997 per annum, respectively) and are repayable on demand. Interest income for the years are as follows:

                                                                                     Year ended December 31
                                                                               -------------------------------------
                                                                                 1995           1996            1997
                                                                                  US$            US$             US$

                  Interest income                                                   -            189              42
                                                                               ======         ======          ======


         (iii) The amount due to a related company, Singapore Namlee Steel (Private) Ltd, a direct 25% owner of Tonglee, is unsecured, non-interest bearing and is repayable on demand.

         (iv) Sale transactions with related parties are summarised as follows:

                                                                                     Year ended December 31
                                                                                ------------------------------------
                                                                                 1995           1996            1997
                                                                Notes             US$            US$             US$

                  WSD                                            (a)              959         28,899           4,817
                  China Railway Container
                      Transportation Center ("CRCT")             (b)                -         14,512          20,114
                  Jiangsu Tongyun Group
                       Trading Company ("TYG Trading")           (c)                -            254             433
                                                                               ------         ------          ------

                                                                                  959         43,665          25,364
                                                                               ======         ======          ======


                  (a) The PRC subsidiaries sold containers to WSD, which are subject to normal trade credit terms.

                  (b) On August 10, 1996, TYG entered into a sales contract with CRCT to sell an agreed quantity of containers to CRCT. The sales revenue is to be settled by 32 equal quarterly instalments.

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


12.      RELATED PARTY BALANCES AND TRANSACTIONS (continued)

                           On August 18, 1996, TYG entered into an agreement with TYC to allocate 18,000 containers of the container supply contract to TYC, with the same repayment terms as agreed with CRCT. During the year ended December 31, 1997, 10,147 (1996: 7,853)
                           containers with a total sales value of US$20,114 (1996: US$14,512) were delivered to CRCT. The face value of the related trade receivable from TYG, before discounting for the implicit 8% interest element, amounted to US$29,333 (1996: US$22,559).
                           The trade receivable from TYG is unsecured, and is repayable by instalment on a quarterly basis directly by CRCT to TYC pursuant to an irrevocable payment instruction by TYG to CRCT.

                           Interest income recognised on these trade receivables in the statements of operations amounted to US$3,521 for the year ended December 31, 1997 (1996: US$745; 1995: Nil).

                  (c) The PRC subsidiaries sold containers to TYG Trading, a wholly owned subsidiary of TYG, which in turn sold these containers to the customers at the same sale value, i.e. with no mark-up.

         (v) Other material transactions with related companies are summarised as follows:

                                                                                      Year ended December 31
                                                                             --------------------------------------
                                                                                 1995           1996            1997
                                                                                  US$            US$             US$

                  Purchases of raw materials
                      from Yangzhou Tongda ("defined
                      hereinafter")                                               667              9           2,439
                  Management fee paid to TYG                                        -              -             260
                  Sales commission paid to TYG Trading                              -              -             200
                                                                                =====          =====           =====


13.      TRANSACTIONS WITH STATE-OWNED ENTITIES

         A significant portion of the Group's transactions during the years ended December 31, 1995, 1996 and 1997 were undertaken, directly or indirectly, with State-owned enterprises in the PRC and on such commercial terms as determined between the relevant PRC State-owned enterprises and the Group.

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


14.      INTANGIBLE ASSETS

         Intangible assets comprise:

                                                                                                December 31
                                                                                       -----------------------------
                                                                                           1996                 1997
                                                                                            US$                  US$

         Cost:
             Rights to use sites                                                          2,135                2,135
             Technical knowhow                                                            1,000                1,000
             Other                                                                          172                  172
                                                                                          -----                -----
                                                                                          3,307                3,307
                                                                                          -----                -----
         Accumulated amortization:
             Rights to use sites                                                            237                  421
             Technical knowhow                                                              100                  200
              Other                                                                          52                   61
                                                                                          -----                -----
                                                                                            389                  682
                                                                                          -----                -----

         Intangible assets, net                                                           2,918                2,625
                                                                                          =====                =====


         The PRC Subsidiaries are required to pay a premium upon obtaining official certificates for the above rights to use sites. Further details are set out in note 23 to the consolidated financial statements.

         The technical knowhow is in respect of the production of reefer containers contributed as capital by a shareholder of Tonglee.

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


15.      FIXED ASSETS

         Fixed assets comprise:

                                                                                                December 31
                                                                                      ------------------------------
                                                                                           1996                 1997
                                                                                            US$                  US$

         Cost:
             Buildings                                                                    7,225                8,058
             Plant, machinery and equipment                                              21,005               21,963
             Motor vehicles                                                               1,926                2,300
             Office equipment                                                               538                  553
                                                                                         ------               ------
                                                                                         30,694               32,874
                                                                                         ------               ------

         Accumulated depreciation:
             Buildings                                                                    1,059                1,659
             Plant, machinery and equipment                                               3,918                5,944
             Motor vehicles                                                                 876                1,302
             Office equipment                                                               280                  382
                                                                                         ------               ------
                                                                                          6,133                9,287
                                                                                         ------               ------

         Net book value                                                                  24,561               23,587
                                                                                         ======               ======


         Depreciation charge for the year ended December 31, 1997 amounted to US$3,154 (1996: US$1,966; 1995: US$1,030).


16.      CONSTRUCTION IN PROGRESS

         Construction in progress comprises:

                                                                                                December 31
                                                                                      ------------------------------
                                                                                           1996                 1997
                                                                                            US$                  US$

         Land use rights, plant and machinery, at cost                                      423                2,883
         Interest capitalized                                                                30                   84
         Others                                                                             294                    -
                                                                                         ------                -----

                                                                                            747                2,967
                                                                                         ======                =====


CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


17.      INTERESTS IN ASSOCIATED COMPANIES

         Interests in associated companies comprise:

                                                                                                December 31
                                                                                       -----------------------------
                                                                                           1996                 1997
                                                                                            US$                  US$

         Unlisted shares, at cost                                                         3,241                3,241

         Share of post-acquisition profits less losses, net                              (1,146)              (1,756)
                                                                                          -----                -----

                                                                                          2,095                1,485
                                                                                          =====                =====


         Particulars of the associated companies, all of which are registered in the PRC, are summarised as follows:


                                                                  Equity holding
                                           Registered                 attributed       Tenure           Commencement
         Name of company                      capital               to the Group      (years)                   date
                                                                 1996       1997

         Yangzhou Tongda                     US$1,050          35.57%     35.57%           15         March 11, 1993
             Forging Co. Ltd.

         Yangzhou Tongyang                   US$2,000             44%        44%           15          April 8, 1993
             Machinery Co. Ltd.
             ("Yangzhou Tongyang")

         Beihai Tonghai                      US$4,500             25%        25%           15           February 19,
             Containers Co. Ltd.                                                                                1994

         Yangzhou Universal                 RMB30,000             25%        25%            #           May 29, 1993
             Commercial Building
             Shareholdings
             Co Ltd ("Yangzhou
             Universal")


         # Yangzhou Universal is a company limited by shares with indefinite tenure.

         Other than Yangzhou Universal, the tenure of each of the other associated companies can be extended by agreement with the joint venture partners with the necessary approval from the relevant government authorities.

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


17.      INTERESTS IN ASSOCIATED COMPANIES (continued)

         On December 1, 1994, TYC entered into an agreement (the "Sale Agreement") with Metchem Company Limited ("Metchem") providing for the sale of its 44% interest in Yangzhou Tongyang to Metchem for a cash consideration of US$880. Mr. Cheung Sau Yung, a director of China Container and TYC, is also a director of Metchem. On January 27, 1995, the Sale Agreement was duly approved by the PRC government authorities. However, due to the change in the investment plans of Metchem, Metchem decided to delay its investment in Yangzhou Tongyang and the sale of TYC's interest in Yangzhou Tongyang has, therefore, not been completed. In 1998, TYC verbally agreed with Metchem to terminate the Sale Agreement.


18.      OTHER ASSETS

         Other assets comprise the Group's equity investments in some PRC unlisted companies, and a loan to a third party. The Group exercises no significant influence over the PRC companies. The Company's other assets comprise:


                                                                                                December 31
                                                                                       -----------------------------
                                                                                           1996                 1997
                                                                                            US$                  US$

         Loan to a third party                                                              602                  769
         Long term equity investments in the PRC, at cost                                   703                  645
         Provision for loan receivable                                                        -               (  739)
         Provision for other than temporary diminution
             in value of long term equity investments                                         -               (  253)
                                                                                         ------               ------

         Other assets, net                                                                1,305                  422
                                                                                         ======               ======


         The provision for other than temporary diminution in value was provided in 1997 (1996 and 1995: Nil).

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


19.      BANK LOANS AND OVERDRAFTS

         The Company's bank loans and overdrafts comprise:


                                                                                                December 31
                                                                 Weighted             ------------------------------
                                                                  average                  1996                 1997
                                                           interest rates                   US$                  US$

         Short term bank loans and overdrafts:
           Denominated in US$                                  Floating -
                                                               (note (i))                77,963               85,397
           Denominated in RMB                                  Floating -
                                                              (note (ii))                 2,795               14,277
                                                                                         ------               ------

                                                                                         80,758               99,674
                                                                                         ======               ======

         Notes:

         (i) 7.09% and 7.53% at December 31, 1996 and 1997 per annum, respectively.
         (ii) 9.18% and 9.24% at December 31, 1996 and 1997 per annum, respectively.

         A bank has granted to TYC a US$60,500 and RMB10,000 (US$1,205) short term bank loan and overdraft facility which is renewable in 1998. In this facility, the bank has guaranteed the renewal of short term borrowings for a period of five years expiring in 2000 for an amount not less than US$44,000. TYC has also negotiated, as required, with the same bank for certain short term overdraft facilities to accommodate its additional financing requirements in excess of the foregoing facilities. Two other banks have granted TYC short term bank loans of US$7,840 and RMB103,000 (US$12,410). As at December 31, 1997, the extent of banking facilities utilized by TYC was US$65,473 and RMB110,500 (US$13,313).

         The bank loans of TYC to the extent of US$26,000 (1996: US$26,000) are collateralized by a floating charge over all of TYC's inventories and fixed assets and to the extent of US$50,951 (1996: US$36,540) are guaranteed by TYG. Moreover, one of the bank loans amounting to US$12,048 is guaranteed to the extent of 50% of the loan balance by Yangzhou Tonghua Semi-Trailer Co., Limited.

         A bank has also granted to Tonglee a US$18,000 and RMB10,000 (US$1,205) short term bank loan and overdraft facility which is renewable in 1998. All bank loans of Tonglee are guaranteed by TYG. As at December 31, 1997, the extent of banking facilities utilized by Tonglee was US$19,924 and RMB8,000 (US$964).

         As at December 31, 1997, bank borrowings of US$24,805 and RMB6,000 (US$723) were overdue.

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


20.      SHARE CAPITAL AND ADDITIONAL PAID-IN CAPITAL

         As of May 10, 1995, after giving effect to the Reverse Acquisition set out in note 3 to the consolidated financial statements, there were an aggregate of 25,000,273 shares of China Container's common stock, par value US$0.001 each, issued and outstanding.

         On May 10, 1995, the board of directors of China Container approved an action by written consent to amend the Company's article of incorporation to authorize 5,000,000 shares of preferred stock, par value US$0.01 per share. The shares of preferred stock may be issued in one or more series at the discretion of the board of directors. In establishing a series the Board of Directors shall give to it a distinctive designation so as to distinguish it from the shares of all others series and classes, shall fix the number of shares in such series, and the preferences, rights and restrictions thereof. No shares of preferred stock have been issued.

         Additional paid-in capital represents a transfer of US$1,581 from retained earnings in the year 1993, and the notional difference between the paid-up share capital of China Container over 80% of TYC's paid-in capital and capital reserves, and the nominal value of the Company's shares exchanged under the Reverse Acquisition and Reorganization as set out in note 3 to the consolidated financial statements.


21.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                      Year ended December 31
                                                                             ---------------------------------------
                                                                                 1995           1996            1997
                                                                                  US$            US$             US$

         Cash paid during the year for:
             Interest paid                                                      3,076          4,879           8,757
             Income taxes paid                                                  1,350            348               -
                                                                                =====          =====           =====


CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


22.      PURCHASE OF YANGZHOU TONGLEE REEFER CONTAINERS COMPANY LIMITED

         On January 1, 1996, China Container's 80% subsidiary, TYC increased its shareholding in Tonglee from 50% to 51% for US$80. Due to the acquisition of control by TYC, the results of Tonglee were consolidated into China Container since January 1, 1996.

         The pro forma consolidated results of operations of China Container and its subsidiaries as if Tonglee had been acquired as of January 1, 1995, are as follows:

                                                                              Year ended
                                                                             December 31
                                                                                    1995
                                                                             (Pro forma)
                                                                                     US$

         Net sales                                                               80,277
         Cost of sales                                                          (68,131)
         Selling and administrative expenses                                     (3,970)
         Financial expenses, net                                                 (1,883)
         Other expenses, net                                                       (212)
         Reorganization expenses                                                 (1,382)
         Income taxes                                                              (831)
         Share of net losses of associated companies                             (1,341)
         Minority interests                                                        (755)
                                                                                -------

         Net income                                                               1,772
                                                                                =======

         Pro forma earnings per share, based on 23,497,607 shares
           of common stock outstanding (note 5(l))                                 0.08
                                                                                =======


         The pro forma results, which were based upon certain assumptions and estimates, do not purport to be indicative of the results that actually would have occurred had the acquisition occurred on January 1, 1995.

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


23.      CONTINGENCIES

         According to the laws of the PRC, title to all land is retained by the PRC. TYC's premises, which were either contributed by its joint-venture parties in exchange for an interest in TYC or purchased by TYC during the period from 1989 to 1995, are situated in Yangzhou, Jiangsu Province. In 1998, the PRC Government issued new regulations which include, inter alia, the transfer of land use rights from Government-owned enterprises to non-Government owned enterprises/enterprises partially owned by the Government. The details of these new regulations have not yet been finalized. Management is in the process of negotiation with the Provincial Land Administration Bureau of Jiangsu Province for the issuance of land use rights certificates for the above sites to TYC. Management is of the opinion that upon obtaining a formal land use rights certificate for such sites, a land use rights premium may be levied on TYC. Management is , however, unable to quantify the amount of the premium which may be levied on TYC in the absence of similar statistics in the area. Title of TYC's premises is registered in the name of TYG. TYG has agreed to allow TYC to use those premises at no further cost until 2005. TYG also agreed to indemnify TYC for all costs that TYC may incur if they are not allowed to occupy the present premises and have to relocate to other premises as a result of the failure of registration of title to the premises by TYC.


24.      FOREIGN CURRENCY EXCHANGE

         A significant portion of the business of the Group's PRC Subsidiaries is undertaken in RMB, the national currency of the PRC, which is not freely convertible into US$ or other foreign currencies.

         With effect from January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Exchange Rate"). The Exchange Rate is quoted at levels similar to those quoted by the Swap Centers. However, the unification of the exchange rates does not imply convertibility of RMB into US$ or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the Exchange Rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts. As at December 31, 1997, China Container's share of PRC Subsidiaries' reserves was US$139, which is subjected to the foreign exchange control.

         The Exchange Rates at December 31, 1995, 1996 and 1997 were as follows:


                                                        Year ended December 31
                                               ---------------------------------------
                                                   1995           1996            1997
                                                    US$            US$             US$

         RMB equivalent of US$1.00                 8.32           8.30            8.30
                                                  =====          =====           =====


CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


25.      RETIREMENT PLAN

         As stipulated by the regulations of the PRC government, the PRC Subsidiaries are required to make an annual contribution equivalent to 23% of the annual base salaries of their existing PRC employees to an insurance company, which is responsible for providing pension benefits to the PRC Subsidiaries' PRC employees. All staff are entitled to an annual pension equal to the twelve-month average base salary immediately prior to their retirement date.

         The pension costs charged to the consolidated statements of operations amounted to US$564, US$469 and US$714 for each of the years ended December 31, 1995, 1996 and 1997, respectively.


26.      CONCENTRATION OF CREDIT RISKS

         Financial instruments which potentially subject the Group to a concentration of credit risk principally consist of cash deposits, accounts receivable and the accounts due from associated and related companies.

         The Group places its cash deposits with various PRC State-owned banks.

         As of December 31, 1997, accounts receivable totalled US$15,429 (1996: US$6,188) comprised primarily of the PRC Subsidiaries' trade receivables with customers who are mainly international shipping and leasing companies. Generally, collateral is not required.


27.      CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

         The Group's operating assets and primary source of income and cash flow are its interests in its subsidiaries in the PRC. The value of the Group's interests in these subsidiaries may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for many years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social conditions. There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.

         Currently, a large proportion of the Group's revenue come from the sales of containers manufactured in the PRC, which is vulnerable to an increase in the level of competition or a change in the supply and demand relationship in the container industry in the PRC and internationally.

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


28.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of the Group's cash and cash equivalents approximate their fair value because of the short maturity of those instruments.

         The carrying amounts of bank loans and overdrafts approximate their fair value based on the borrowing rates currently available for bank loans and overdrafts with similar terms and average maturity.


29.      RESERVES AND DISTRIBUTION OF PROFITS

         The movements in reserves during the years are as follows:


                                                                                     Enterprise
                                                                General               expansion
                                                                reserve                 reserve                Total
                                                                    US$                     US$                  US$

         Balance at January 1, 1995                                 999                   1,969                2,968
         Appropriation for the year                                 408                   2,503                2,911
                                                                 ------                  ------               ------

         Balance at December 31, 1995                             1,407                   4,472                5,879
         Appropriation for the year                                  34                   1,690                1,724
                                                                 ------                  ------               ------

         Balance at December 31, 1996                             1,441                   6,162                7,603
         Appropriation for the year                                  17                       7                   24
                                                                 ------                  ------               ------

         Balance at December 31, 1997                             1,458                   6,169                7,627
                                                                 ======                  ======               ======


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

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


29.      RESERVES AND DISTRIBUTION OF PROFITS (continued)

         The appropriations to general reserve and enterprise expansion reserve attributable to China Container totalling US$7,627 are reflected as reserves in the consolidated balance sheet as at December 31, 1997. Such amounts are non-distributable except for an amount of US$5,483 included in the 1997 balance, being voluntarily appropriated into the enterprise expansion reserve during 1995 and 1996 which is in addition to the statutorily required appropriation. This amount is distributable upon approval by the board of directors of TYC. In 1996 and 1997, TYC had operating profits under PRC accounting rules and regulations, accordingly, appropriations to general reserve and enterprise expansion reserve were made based on the profits under the PRC regulations.

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

         The retained earnings balances in these financial statements reflect China Container's share of the PRC Subsidiaries' retained earnings, including share of results of associated companies, prepared under USGAAP. In addition to the distributable reserve of US$5,483 as at December 31, 1997, the amount of distributable retained earnings under the PRC regulations as at December 31, 1996 and 1997 are US$Nil.

CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


30.      SEGMENT FINANCIAL INFORMATION

         The Group is principally engaged in the manufacture and export of international standard commercial freight containers. An analysis of sales by geographic region of the destination of sales and by major customer for the respective years is as follows:


                                                                                     Year ended December 31
                                                                              --------------------------------------
                                                                                 1995           1996            1997
                                                                                  US$            US$             US$

         By geographic region of destination of sales:
             United States of America                                          62,998         28,814          38,458
             Hong Kong                                                         14,125         50,848          46,641
             People's Republic of China, except Hong Kong                           -         14,512          24,586
             Germany                                                                -              -          12,576
             Others                                                             3,154          3,271           1,244
                                                                               ------         ------         -------

                                                                               80,277         97,445         123,505
                                                                               ======         ======         =======

         By major customer:
             A P Moller                                                         2,339              -               -
             Capital Leasing GMBH                                                   -              -          12,158
             China Railway Container Transportation Center
                (through TYG - see note 12(iv))                                     -         14,512          20,114
             Gateway Container International Limited                                -              -          13,047
             Interpool Limited                                                 12,407          2,147           2,827
             Orient Overseas Container Line Ltd                                13,632         19,999          38,824
             Textainer Capital Corporation                                     14,380          8,310           4,472
             Transamerica Leasing Inc                                          16,924          5,667          10,632
             Triton Container International Limited                            18,123          9,768           7,480
             WSD (note 12(iv))                                                    959         28,899           4,817
             South China W I Limited                                                -              -           3,329
             Others                                                             1,513          8,143           5,805
                                                                               ------         ------         -------

                                                                               80,277         97,445         123,505
                                                                               ======         ======         =======


CHINA CONTAINER HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)


31.      LITIGATION

         (i) On or about August 6, 1997, certain shareholders of China Container, derivatively on behalf of the Company, and individually and on behalf of a class of shareholders similarly situated, sued in New York state court certain directors and officers of China Container, Sinocity, a major shareholder of China Container, and China Container, as a nominal defendant. In such case, the plaintiffs seek injunctive relief requiring the director defendants to cause China Container to comply with applicable federal securities laws and the Company's By-Laws and monetary damages arising from defendants' purported breaches of fiduciary duty.

         (ii) On or about March 11, 1998, a shareholder of China Container, on behalf of himself and all others similarly situated, sued China Container and certain directors and officers of China Container and Sinocity in the United States District Court for the Southern District of New York. In such case, the plaintiff seeks an indeterminate amount of damages from the individual defendants and China Container arising from China Container's alleged misleading statements and failure to disclose adverse financial information about China Container in a press release dated January 27, 1997.

         The parties agreed to settlements in principle to settle both of the above-mentioned actions for the total cost of not more than US$450. This amount has been provided for in the financial statements. The settlements have not yet been finalized and await approval by the respective courts. The settlement of each case is also contingent on settlement of the other.